Form 10QSB
period 2002-04-30
SURF GROUP INC
filed 2002-06-14
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002.

( )    Transition Report Under Section 13 or 15(d) of The Exchange Act

              For the transition period from_________to___________

                        Commission file number 000-33513


                                 Surf Group Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

              New York                                           11-3579554
 --------------------------------                            ------------------
   (State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)


57 Main Street, East Hampton, New York                                11937
--------------------------------------                                -----
(Address of principal executive offices)                            (Zip Code)

                                 (631) 329-9100
                                 --------------
                            Issuer's Telephone Number


                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                          Part 1- Financial Information


Item 1. Financial Statements.



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


To the Board of Directors and Stockholders
Surf Group Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of Surf Group Inc. as of April 30, 2002, and the related statements of income, stockholders' equity and cash flows, for the six months then ended. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 11, 2002



                                      SURF GROUP INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------


                                                                 April 30,     October 31,
                                                                   2002            2001
                                                               (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $  5,889        $ 45,511
    Accounts receivable                                             5,615          21,582
    Due from officer/stockholder                                   21,845            --
    Inventory                                                     359,150         301,437
    Prepaid expenses                                                3,360           3,120
                                                                 --------        --------

Total current assets                                              395,859         371,650
                                                                 --------        --------

Property and equipment, net                                        24,489          30,165
                                                                 --------        --------

Other assets
    Deferred income taxes                                           1,487           1,351
                                                                 --------        --------

Total assets                                                     $421,835        $403,166
                                                                 ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $   --          $ 69,922
    Accounts payable                                               43,100            --
    Accrued expenses                                                1,855           1,041
    Note payable                                                   55,000            --
    Taxes payable                                                     370          12,039
                                                                 --------        --------

Total current liabilities                                         100,325          83,002
                                                                 --------        --------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding      4,960           4,960
    Additional paid-in capital                                    311,415         311,415
    Retained earnings                                               5,135           3,789
                                                                 --------        --------

Total stockholders' equity                                        321,510         320,164
                                                                 --------        --------

Total liabilities and stockholders' equity                       $421,835        $403,166
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                             2

                                 SURF GROUP INC.
                             STATEMENT OF OPERATIONS
                     For the Six Months Ended April 30, 2002



Sales                                                               $   144,108

Cost of goods sold                                                       72,616
                                                                    -----------

Gross profit                                                             71,492

Selling and administrative expenses                                      69,620
                                                                    -----------

Income from operations                                                    1,872
                                                                    -----------

Other income (expense)
    Interest income                                                          77
    Interest expense                                                        (46)
                                                                    -----------

Total other income (expense)                                                 31
                                                                    -----------

Income before income taxes                                                1,903

Income taxes                                                                557
                                                                    -----------

Net income                                                          $     1,346
                                                                    ===========

Net income per common share                                         $      (.00)
                                                                    ===========

Weighted average common shares outstanding                            4,960,250
                                                                    ===========


             See accompanying notes and accountant's review report.



                                   SURF GROUP INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period November 30, 2000 (Inception) to April 30, 2002




                                            Common Stock       Additional
                                        ---------------------    Paid-in    Retained
                                         Shares      Amount      Capital    Earnings
                                        ---------   ---------   ---------   ---------

Balances, November 30, 2000                  --     $    --     $    --     $    --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.   4,710,250       4,710     311,415        --

    Common stock issued for services,
      valued at $.001 per share           250,000         250        --          --

    Net income                               --          --          --         3,789
                                        ---------   ---------   ---------   ---------

Balances, October 31, 2001              4,960,250       4,960     311,415       3,789

    Net income for the period                --          --          --         1,346
                                        ---------   ---------   ---------   ---------

Balances, April 30, 2002                4,960,250   $   4,960   $ 311,415   $   5,135
                                        =========   =========   =========   =========


               See accompanying notes and accountant's review report.

                                          4

                                 SURF GROUP INC.
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended April 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  1,346
    Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation                                                     9,684
         Deferred income taxes                                             (136)
         Changes in assets and liabilities
            Decrease in accounts receivable                              15,967
            Increase in inventory                                       (57,713)
            Increase in prepaid expenses                                   (240)
            Increase in accounts payable                                 43,100
            Increase in accrued expenses                                    814
            Decrease in taxes payable                                   (11,669)
                                                                       --------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,153
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                  (4,008)
                                                                       --------

              NET CASH USED IN INVESTING ACTIVITIES                      (4,008)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                         85,000
    Payments on line of credit                                          (30,000)
    Loans from officer/stockholder                                        1,765
    Repayment of loans from officer/stockholder                         (93,532)
                                                                       --------

              NET CASH USED IN FINANCING ACTIVITIES                     (36,767)
                                                                       --------

NET DECREASE IN CASH                                                    (39,622)

CASH - BEGINNING                                                         45,511
                                                                       --------

CASH - ENDING                                                          $  5,889
                                                                       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                      $     46
                                                                       ========
         Income taxes                                                  $  2,916
                                                                       ========


             See accompanying notes and accountant's review report.

                                 SURF GROUP INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2002
                          Notes to Financial Statements
                                   (Unaudited)



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

 Note 2 - Net Income Per Common Share

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the period.

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
J. Espo's Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of J. Espo's Inc. as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows, for the six months then ended. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 11, 2002



                                      J. ESPO'S INC.
                                      BALANCE SHEETS


                                          ASSETS

                                                                 April 30,      October 31,
                                                                   2001            2000
                                                                (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $ 22,363        $145,711
    Accounts receivable                                             1,430           2,076
    Inventory                                                     338,750         253,840
    Prepaid expenses                                                9,567           3,050
                                                                 --------        --------

Total current assets                                              372,110         404,677
                                                                 --------        --------

Property and equipment, net                                        39,769          46,982
                                                                 --------        --------

Other assets
    Deferred income taxes                                           2,993           2,993
                                                                 --------        --------

Total assets                                                     $414,872        $454,652
                                                                 ========        ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $ 16,116        $ 27,610
    Accounts payable                                               55,361          10,928
    Accrued expenses                                                3,189          11,201
    Current portion of long-term debt                               5,096           4,869
    Note payable                                                    2,500            --
    Taxes payable                                                     423           6,383
                                                                 --------        --------

Total current liabilities                                          82,685          60,991
                                                                 --------        --------

Long-term liabilities
    Long-term debt, net of current portion                          7,059           9,666
                                                                 --------        --------

Stockholders' equity
    Common stock, $.01 par value, 25,000,000 shares
        authorized and 4,710,250 shares issued and outstanding     47,103          47,103
    Additional paid-in capital                                    263,456         263,456
    Retained earnings                                              14,569          73,436
                                                                 --------        --------

Total stockholders' equity                                        325,128         383,995
                                                                 --------        --------

Total liabilities and stockholders' equity                       $414,872        $454,652
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                             8

                                 J. ESPO'S INC.
                             STATEMENT OF OPERATIONS
                     For the Six Months Ended April 30, 2001



Sales                                                               $   191,494

Cost of goods sold                                                      131,774
                                                                    -----------

Gross profit                                                             59,720

Selling and administrative expenses                                     119,553
                                                                    -----------

Loss from operations                                                    (59,833)
                                                                    -----------

Other income (expense)
    Interest income                                                       1,581
    Interest expense                                                       (615)
                                                                    -----------

Total other income (expense)                                                966
                                                                    -----------

Net loss                                                            $   (58,867)
                                                                    ===========

Net loss per common share                                           $      (.01)
                                                                    ===========

Weighted average common shares outstanding                            4,710,250
                                                                    ===========


             See accompanying notes and accountant's review report.


                                       J. ESPO'S INC.
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Period November 1, 1999 to April 30, 2001



                                              Common Stock          Additional
                                        ------------------------      Paid-in     Retained
                                          Shares        Amount        Capital     Earnings
                                        ----------    ----------    ----------   ----------

Balances, November 1, 1999               2,356,250    $   23,563    $  116,456   $   62,845

    Officer's loan converted to stock    2,000,000        20,000          --           --

    Common stock issued for services,
      valued at $.01 per share              60,000           600          --           --

    Common stock retired                    (6,000)          (60)         --           --

    Sale of common stock                   300,000         3,000       147,000         --

    Net income                                --            --            --         10,591
                                        ----------    ----------    ----------   ----------

Balances, October 31, 2001               4,710,250        47,103       263,456       73,436

    Net loss for the period                   --            --            --        (58,867)
                                        ----------    ----------    ----------   ----------

Balances, April 30, 2001                 4,710,250    $   47,103    $  263,456   $   14,569
                                        ==========    ==========    ==========   ==========


                   See accompanying notes and accountant's review report.

                                             10

                                 J. ESPO'S INC.
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended April 30, 2001



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (58,867)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                    10,991
         Changes in assets and liabilities
            Decrease in accounts receivable                                 646
            Increase in inventory                                       (84,910)
            Increase in prepaid expenses                                 (6,517)
            Increase in accounts payable                                 44,433
            Decrease in accrued expenses                                 (8,012)
            Decrease in taxes payable                                    (5,960)
                                                                      ---------

              NET CASH USED IN OPERATING ACTIVITIES                    (108,196)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                  (3,778)
                                                                      ---------

              NET CASH USED IN INVESTING ACTIVITIES                      (3,778)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                         95,000
    Payments on line of credit                                          (92,500)
    Payments on long-term borrowing                                      (2,380)
    Loans from officer/stockholder                                       15,222
    Repayment of loans from officer/stockholder                         (26,716)
                                                                      ---------

              NET CASH USED IN FINANCING ACTIVITIES                     (11,374)
                                                                      ---------

NET DECREASE IN CASH                                                   (123,348)

CASH - BEGINNING                                                        145,711
                                                                      ---------

CASH - ENDING                                                         $  22,363
                                                                      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                     $     615
                                                                      =========
         Income taxes                                                 $   5,025
                                                                      =========

             See accompanying notes and accountant's review report.

                                 J. ESPO'S INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2001
                          Notes to Financial Statements
                                   (Unaudited)


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

Results of Operation

Surf Group Inc. revenues for the six months ended April 30, 2002 were $144,108. This represents a 24% decrease from the six months ending April 30, 2001 when we reported revenues of 191,494. The decrease in revenues is attributed to a decrease in wholesale sales and the six months ending April 30, 2002 revenues does not include internet retail or wholesale sales as does the six months ending April 30, 2001. Surf Group Inc. six months ending April 30, 2002 cost of goods sold were $72,616 a decrease of 45% from the six months ending April 30, 2001 which were $131,774. The company attributes this to the decrease in revenues. Surf Group Inc. interest income for the six months ending April 30, 2002 was $77 a 95% decrease from the six months ending April 30, 2001 when we report $1,581 in interest income. The company had interest expense of $46 as of April 30, 2002 a 93% decrease from April 30, 2001 interest expense of $615. Surf Group Inc. had a net income of $1,346 as of April 30, 2002 a increase over the net loss of $58,867 reported on April 30, 2001.


Liquidity and Capital Resources

Surf Group Inc. current expenses can be supported by existing revenues. The company also has a line of credit with Bridgehampton National Bank for $75,000.00 of which $20,000 is available to the company for cash flow needs. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. Surf Group Inc. does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

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

Exhibit  Name and/or Identification of Exhibit
Number

(6)      No Exhibit Required

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Surf Group Inc.
                                  (Registrant)


June 12, 2002

By: Jeffrey R Esposito
Jeffrey R Esposito, President, Director