Form 10QSB/A
period 2002-01-31
SURF GROUP INC
filed 2002-06-26
CIK 1163966

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

Results of Operation

Surf Group Inc. revenues for the quarter ended January 31, 2002 were $72,597. This represents a 30% decrease from the quarter ending January 31, 2001 when we reported revenues of $104,050. The decrease in revenues is attributed to a decrease in wholesale sales and the quarter ending January 31, 2002 revenues does not include internet retail or wholesale sale as does the quarter ending January 31, 2001. Surf Group Inc. quarter ending January 31, 2002 cost of goods sold were $34,019 represents 46% of sales, versus the quarter-end January 31, 2001 which cost of goods sold was $51,625, 49% of sales. The Company attributes the decrease from 49% of sales to 46% of sales to the increase in retail sales with higher mark-up. Surf Group Inc. interest income for the quarter ending January 31, 2002 is $70 a 94% decrease from the quarter ending January 31, 2001 when we reported interest income of $1,220. The Company had $22 interest expense for the quarter ending January 31, 2002 a 95% decrease from the $387 reported for the quarter ending January 31, 2001. Surf Group Inc. had a net loss of $994 for the quarter end, an increase over the net loss of $25,297 reported January 31, 2001.

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

                                            Surf Group Inc.
                                             (Registrant)


June 25, 2002

                                            By:  /s/  Jeffrey R Esposito
                                               --------------------------------
                                                      Jeffrey R Esposito
                                                      President, Director