Form 10QSB/A
period 2002-04-30
SURF GROUP INC
filed 2002-06-26
CIK 1163966

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

Results of Operation

Surf Group Inc. revenues for the six months ended April 30, 2002 were $144,108. This represents a 24% decrease from the six months ending April 30, 2001 when we reported revenues of 191,494. The decrease in revenues is attributed to a decrease in wholesale sales and the six months ending April 30, 2002 revenues does not include internet retail or wholesale sales as does the six months ending April 30, 2001. Surf Group Inc. six months ending April 30, 2002 cost of goods sold were $72,616 which represents 50% of sales, versus the six months ending April 30, 2001, which cost of goods sold was $131,774, 68% of sales. The Company attributes this to the decrease in low mark-up wholesale orders. Surf Group Inc. interest income for the six months ending April 30, 2002 was $77 a 95% decrease from the six months ending April 30, 2001 when we report $1,581 in interest income. The company had interest expense of $46 as of April 30, 2002 a 93% decrease from April 30, 2001 interest expense of $615. Surf Group Inc. had a net income of $1,346 as of April 30, 2002 a increase over the net loss of $58,867 reported on April 30, 2001.


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

                                           Surf Group Inc.
                                           (Registrant)


June 25, 2002

                                By: /s/ Jeffrey R Esposito
                                    --------------------------------------------
                                        Jeffrey R Esposito, President, Director