Form 10QSB
period 2002-07-31
SURF GROUP INC
filed 2002-09-13
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002.

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



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


To the Board of Directors and Stockholders
Surf Group Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of Surf Group Inc. as of July 31, 2002, and the related statements of income, stockholders' equity and cash flows, for the nine months ended July 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.


Plainview, New York

September 10, 2002



                                      SURF GROUP INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------

                                                                 July 31,      October 31,
                                                                   2002            2001
                                                               (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $  6,899        $ 45,511
    Accounts receivable                                             5,769          21,582
    Due from officer/stockholder                                   35,508            --
    Inventory                                                     425,420         301,437
    Prepaid expenses                                                3,360           3,120
                                                                 --------        --------

Total current assets                                              476,956         371,650
                                                                 --------       --------

Property and equipment, net                                        20,984          30,165
                                                                 --------        --------

Other assets
    Deferred income taxes                                           2,251           1,351
                                                                 --------        --------

Total assets                                                     $500,191        $403,166
                                                                 ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $   --          $ 69,922
    Accounts payable                                              158,078            --
    Accrued expenses                                                  746           1,041
    Note payable                                                    7,000            --
    Taxes payable                                                   7,912          12,039
                                                                 --------        --------

Total current liabilities                                         173,736          83,002
                                                                 --------        --------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding      4,960           4,960
    Additional paid-in capital                                    311,415         311,415
    Retained earnings                                              10,080           3,789
                                                                 --------        --------

Total stockholders' equity                                        326,455         320,164
                                                                 --------        --------

Total liabilities and stockholders' equity                       $500,191        $403,166
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                             2

                                 SURF GROUP INC.
                            STATEMENTS OF OPERATIONS



                                                        Nine            Nine
                                                    Months Ended    Months Ended
                                                      July 31,        July 31,
                                                       2002            2001
                                                    -----------     -----------

Sales                                               $   425,040     $   185,091

Cost of goods sold                                      262,555          90,947
                                                    -----------     -----------

Gross profit                                            162,485          94,144

Selling and administrative expenses                     152,614          31,942
                                                    -----------     -----------

Income from operations                                    9,871          62,202
                                                    -----------     -----------

Other income (expense)
    Interest income                                          77            --
    Interest expense                                     (1,687)           (827)
                                                    -----------     -----------

Total other income (expense)                             (1,610)           (827)
                                                    -----------     -----------

Income before income taxes                                8,261          61,375

Income taxes                                              1,970           1,630
                                                    -----------     -----------

Net income                                          $     6,291     $    59,745
                                                    ===========     ===========

Net income per common share                         $      0.00     $      0.01
                                                    ===========     ===========

Weighted average common shares outstanding            4,960,250       4,960,250
                                                    ===========     ===========


             See accompanying notes and accountant's review report.



                                      SURF GROUP INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period November 30, 2000 (Inception) to July 31, 2002




                                             Common Stock         Additional
                                        -----------------------    Paid-in      Retained
                                          Shares       Amount      Capital      Earnings
                                        ----------   ----------   ----------   ----------

Balances, November 30, 2000                   --     $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250        4,710      311,415         --

    Common stock issued for services,
      valued at $.001 per share            250,000          250         --           --

    Net income                                --           --           --          3,789
                                        ----------   ----------   ----------   ----------

Balances, October 31, 2001               4,960,250        4,960      311,415        3,789

    Net income for the period                 --           --           --          6,291
                                        ----------   ----------   ----------   ----------

Balances, July 31, 2002                  4,960,250   $    4,960   $  311,415   $   10,080
                                        ==========   ==========   ==========   ==========


                  See accompanying notes and accountant's review report.

                                             4




                                 SURF GROUP INC.
                            STATEMENTS OF CASH FLOWS

                                                            Nine              Nine
                                                         Months Ended     Months Ended
                                                           July 31,         July 31,
                                                             2002             2001
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $   6,291           59,745
    Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation                                        14,626            3,468
         Deferred income taxes                                 (900)          (1,351)
         Loans to officer converted to officer's salary      24,980             --
         Changes in assets and liabilities
            (Increase) Decrease in accounts receivable       15,813           (7,193)
            Increase in inventory                          (123,983)         (95,888)
            Increase in prepaid expenses                       (240)            --
            Increase in accounts payable                    158,078           54,913
            Decrease in accrued expenses                       (295)           5,753
            Increase (Decrease) in taxes payable             (4,127)           3,948
                                                          ---------        ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                90,243           23,395
                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in spinoff of J. Espo's Inc.                 --             15,604
    Purchases of property and equipment                      (5,445)          (3,854)
                                                          ---------        ---------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (5,445)          11,750
                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of short-term debt                                --               (500)
    Proceeds from line of credit                            112,000           55,000
    Payments on line of credit                             (105,000)         (89,469)
    Loans from officer/stockholder                           16,471              267
    Repayment of loans from officer/stockholder            (146,881)            (783)
                                                          ---------        ---------

    NET CASH USED IN FINANCING ACTIVITIES                  (123,410)         (34,985)
                                                          ---------        ---------

NET INCREASE (DECREASE) IN CASH                             (38,612)             160

CASH - BEGINNING                                             45,511             --
                                                          ---------        ---------

CASH - ENDING                                             $   6,899              160
                                                          =========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
         Interest                                         $   1,687        $     827
                                                          =========        =========
         Income taxes                                     $   2,916        $    --
                                                          =========        =========


               See accompanying notes and accountant's review report.

                                          5

                                 SURF GROUP INC.
                                   FORM 10QSB
                           QUARTER ENDED JULY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)



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

Results of Operation

Surf Group Inc. revenues for the nine months ended July 31, 2002 were $425,040. This represents a 230% increase from the nine months ending July 31, 2001 when we reported revenues of $185,091. The increase in revenues is attributed to the 2002 revenues are for the complete nine months and the 2001 revenues are from June 7, 2001, when Surf Group Inc. acquired the assets of J. Espo's Inc., to July 31, 2001. Surf Group Inc. nine months ending July 31, 2002 cost of goods sold was $262,555 which represents 62% of sales, versus the nine months ending July 31, 2001 of $185,091, which represents 49% of sales. Surf Group Inc. attributes the difference in the percentage of cost of goods sold, to the 2001 is for only the peak season of summer, when the Company receives its high mark-up on its products. Surf Group Inc. interest income for the nine months ending July 31, 2002 was $77, versus the Company reported no interest income for the nine months ending July 31, 2001. Surf Group Inc. had interest expense of $1,687 for the nine months ending July 31, 2002 versus $827 for the nine months ending July 31, 2001. Surf Group Inc. reported a net income of $6,291 for the nine months ending July 31, 2002 a decrease from the nine months ending July 31, 2001 when the Company reported a net income of $59,745. Surf Group Inc. attributes this decrease in income to the 2001 income is only for the period between June 7, 2001 to July 31, 2001 when the Company is in its peak season of summer and does not have the selling and administrative expenses for the nine months as does the nine months ending July 31, 2002.


Liquidity and Capital Resources

Surf Group Inc. current expenses can be supported by existing revenues. The company also has a line of credit with Bridgehampton National Bank for $75,000.00 of which $68,000 is available to the company for cash flow needs. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. Surf Group Inc. does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

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

99.1      Certification

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Surf Group Inc.
                                           (Registrant)


September 12, 2002

                                By: /s/ Jeffrey R Esposito
                                    --------------------------------------------
                                        Jeffrey R Esposito, President, Director