Form 10KSB
period 2002-10-31
SURF GROUP INC
filed 2003-01-29
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

            |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-33513

                                 SURF GROUP INC.
                 (Name of Small Business Issuer in its charter)

                  NEW YORK                             11-3579554
       (State or other jurisdiction of          (I.R.S. Employer ID No.)
       incorporation or organization)

 One Riverfront Plaza, Newark, New Jersey                  07102
 (Address of principle executive offices)                (Zip Code)

         Issuers telephone number (973) 643-7000
         Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act.

                         Common Stock, par value, $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended October 31, 2002 were $648,936.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on January 24, 2002, based on the average bid and asked price of such common equity on the Over the Counter Bulletin Board ("OTCBB") on such date, was approximately $6,656,500. As of January 24, 2003 there were outstanding 66,007,296 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

         Yes |_|   No |X|

Forward Looking Statements

In addition to historical information, this Form 10-KSB contains forward looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. When used in this Form 10-KSB, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed herein in the sections entitled "Item 1 - Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" particularly the subsection of such Item 6 entitled "Factors That May Impact Future Operations."

The Company cautions readers to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I

Recent Developments

On October 11, 2002 the Company declared a dividend to transfer its retail clothing business to its shareholders by distributing its wholly-owned subsidiary Espo's Ltd. by means of a one for one stock declaration of common stock dividend. The record date for determining holders to receive dividend was October 21, 2002 and the date of payment of dividend was as of November 1, 2002 with the result that for every one share held by the shareholders in Surf Group Inc. on that date the shareholders received one share in Epos Ltd. The distribution of shares to shareholders was without cost of any kind to the recipients and no sums or other consideration of any kind was received by Surf Group Inc in this transaction from the recipients.

After the retail surf clothing assets and liabilities were transferred out of the Company, the Company retained its wholesale clothing business and was available to merge with another operating company.

On November 6, 2002, the principal shareholders of the Company agreed to sell their Company shares representing over 96% of the Company's outstanding shares to a group of unrelated third party investors. In connection with this transaction, the existing Company directors agreed to appoint the four directors of tds (Telemedicine) Inc., a Delaware corporation formed July 29, 2002 ("TDS-USA") as new Company directors; and to arrange for the Company to merge with TDS-USA with the Company as the surviving parent entity and TDS-USA as a subsidiary of the Company;

The foregoing transactions were described in the Company's Schedule 14C Information Statement mailed to all of the Company's shareholders and were completed on December 18, 2002. At that time the investors acquired 4,760,250 of the Company's Common Stock in consideration of $260,000; Messrs. Coomber, Freeman, Leatham and Waterer were appointed as directors; Messrs. Jeffrey Esposito, Joel Esposito and Dollman resigned as directors, and the investors contributed 4,314,250 of such shares back to the Company. Pursuant to the merger, the Company issued 2,994,072 shares of Company common stock to the TDS-USA shareholders and sold its wholesale clothing business to Jeffrey Esposito for $10,000. The acquisition of TDS-USA is being accounted for as a purchase and because it is deemed "significant," separate historical and proforma financial statements will be filed.

As a result of these transactions, as of December 18, 2002 the Company had 3,640,072 shares issued and outstanding and was solely engaged in the telemedicine business through its subsidiary TDS-USA. On January 7, 2003, the Company effected a one into 18 forward stock split such that at that time the Company had 65,521,296 shares of its Common Stock issued and outstanding. On January 20, 2003, the Company mailed to its shareholders an information statement advising them that pending notice to the shareholders, all corporate action had been taken to change the name of the Company to tds (Telemedicine) Inc. This change in name is expected to be effective on or about February 10, 2003.

Item 1. Description of Business

Historical Business Development

Surf Group Inc. was formed as a New York corporation on November 30, 2000 and through October 31, 2002 was involved in the retail and wholesale sales of apparel, sporting goods and accessories. Surf Group Inc. together with its subsidiaries is hereinafter referred to as the "Company".

During this period, the Company operated under the trade name of Espo's Surf & Sport, with a 1,500 square foot retail outlet located on Main Street, East Hampton, New York. On June 7, 2001, the Company entered into an agreement to acquire a portion of the assets of its predecessor J. Espo's Inc. The Company's retail store offered a full line of men's, women's, and children's clothing, swimwear and accessories to complement the lifestyle clothing related to the action sports athlete. The clothing lines included various outerwear to be used as functional gear for the various action sports including surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. The Company's retail store also offered a complete line of hard goods and gear related to the action sports, such as surfing, skateboarding, water skiing, wakeboarding, rollerblading, mountain biking, snowboarding and snow skiing. The Company's main suppliers of retail products were Quicksilver, Billabong, O'Neill, for men's clothing, swimwear and surf gear; Roxy, O'Neill and Rusty in women's clothing, swimwear, and accessories. The Company marketed its products to all ages, but its main market segment was between the ages 15 to 45. Its peak season was the summer and holiday season. Retail sales generate approximately 86% of the Company's total revenues.

Although the Company's primary business was the operation of the retail outlet in East Hampton, New York, the Company also manufactured through contractors men's, women's, and children's bathing suits and clothing line under the name Espo's. The line included one piece and two piece women's and girls swim suits and sun dresses for after beach wear. The men's and boys line included board shorts for swimming and water sports and t-shirts and sweat shirts with original and stock art work. The Company marketed its' wholesale products at trade shows and through various wholesale advertising and does not have any material arrangements or contracts with any of its manufactures, except purchase orders for the products offered wholesale. Wholesale sales generated 14% of the Company's total revenues.

The Company's prior retail and wholesale clothing business in a very competitive industry. As of October 31, 2002, the Company maintained four employees, two full time and two part time. These employees were transferred to ESPO's Ltd. as of November 1, 2002 and since that time have no longer been employed by the Company.

The Company and its predecessors have not had filings of any bankruptcies, receiverships or similar proceedings.

TELEMEDICINE BUSINESS

General

As a result of the Company's reverse merger with TDS-USA and the sale of its wholesale clothing business, the Company through its subsidiary TDS-USA conducts business only in the telemedicine services industry.

In many parts of the world, individuals with skin conditions are unable to receive proper treatment because there are no dermatologists located in their area. Most of these conditions can be treated with a simple treatment plan such as ointments or removal of the affected area. However, because of the lack of treatment options, the skin conditions can worsen, become more severe and sometimes become life-threatening. In addition, the governmental administrative process can lead to long delays before individuals with skin conditions can be treated, which in turn, can lead to increased costs of healthcare.

Currently, individuals with diabetic conditions can go blind if their blood chemistry balance is not maintained within an acceptable range of tolerances. One means of monitoring this is by regularly examining the retinal surface of the individual's eye.

These and many other medical conditions exist in which the patient and the diagnosing physician are separated by either space or time or both. The telemedicine services industry utilizes the internet and digital and voice telecommunication technologies to bridge this separation of patient and physician.

TDS-USA has a wholly owned subsidiary tds (Telemedicine) Limited, an English limited liability entity formed November 24, 1997 ("TDS UK") which in turn has a wholly owned subsidiary tds (Dermatology) Limited formed December 22, 1998 (TDS-UK-Sub"). Since January 1998 TDS-UK-Sub has been providing diagnostic telemedical dermatology services to the National Health Service in the United Kingdom. During that time, TDS-UK-Sub has become established with over 10,000 patients being treated within each of the calendar years ended December 31, 2001 and 2002. The shareholders of TDS-UK became the sole shareholders of TDS-USA and TDS-UK became a wholly owned subsidiary of TDS-USA by means of an Exchange Agreement dated as of July 29, 2002.

In 2000 TDS-UK management identified an opportunity to expand its telemedicine services to the United States in order to provide diagnostic telemedical services. It is currently anticipated that we will provide our services initially in Texas, both in the fields of dermatology and in diabetic retinopathy. Beginning in 2002, TDS-UK management has had discussions with University of Texas-Medical Branch in Galveston, Texas, or UTMB, which while recognized as a world leader in the field of telemedicine, has little experience in the area of "store and forward" technology. Current Company management continued their discussions with UTMB as to the possibility of working together to develop suitable telemedicine services in Texas. In the event that TDS-USA and UTMB reach an agreement in this regard, it is not expected that TDS-USA will be prohibited from partnering with other universities, hospitals or physician groups (hereinafter referred to as "Clinical Partners") if necessary due to volume and/or geographic coverage needs.

Plan of Operations

The following format describes the anticipated association between TDS-USA and its Clinical Partners and outlines the way in which the parties propose to address the clinical needs of the population by providing telemedical services within 150 miles of the border between Texas and Mexico (the "Treatment Area"). This area has been designated by the State of Texas as the area in which a pilot telemedicine program can be launched.

o     Primary Care Physicians ("PCPs") will refer patients to TDS-USA.

o TDS-USA will have a centralized location (the "Central Office") (most likely in the El Paso area) where administrative staff (the "Central Office Staff") will make appointments for patients in medical offices that are located within the area of the patient's PCP ("Clinics"). TDS-USA expects to hire local residents who are proficient in Spanish to staff the Central Office.

o TDS-USA will provide suitably qualified nursing staff (the "Clinic Nurses"), who will be equipped with laptop computers and specialized cameras to run the Clinics.

o Clinic Nurses are expected to consult with the patient and create a detailed medical record complete with appropriate images.

o Clinical Partners are expected to provide suitably qualified clinical specialists (the "Specialists") to review the medical records created by the Clinic Nurses and to offer a diagnosis and treatment plan as appropriate.

o The Central Office Staff will forward the resultant diagnosis and treatment plans to the referring PCP.

o If the patient requires advance treatment, the Clinical Partner will seek to locate suitably qualified local clinical specialists to perform such secondary intervention work that is specified by the Clinical Partners' Specialists.

It is anticipated that Medicaid will provide TDS-USA with a list of PCPs in the Treatment Area that participate in the Medicaid program. Those PCPs will then be made aware of the diagnostic telemedical services that are available through TDS-USA and its Clinical Partners.

Company Management intends to identify a variety of suitable locations across the Treatment Area in which to locate Clinics where Clinic Nurses would be able to see patients and create the detailed dermatology medical record along with appropriate images. These Clinics are expected to be in existing physician practices, local health centers or hospital outpatient departments. TDS-USA expects to hire Clinic Nurses and provide the equipment and supplies for the diagnostic telemedical services that will be provided at the Clinic.

Clinic Nurses will be required to be fluent in both English and Spanish, and have the ability to write in English. In order to allow maximum flexibility and convenience, Clinic Nurses will provide services to Clinics that are located near their homes.

When a PCP concludes, after an initial consultation, that a patient requires an expert opinion by a Specialist, the PCP will create and forward to the Central Office a standard referral letter. The Central Office Staff will create an electronic medical record for each patient based on the limited information contained in the referral letter provided by the PCP. This process is to be completed on-line and utilizes secure, encrypted software that is password protected and HIPAA compliant. The day before a patient's appointment, the Clinic Nurse who will be seeing the patient will download the medical record from the web site onto their laptop computer.

An appointment with a Clinic Nurse is expected to take approximately 20 minutes. During the appointment, the Clinic Nurse will create a detailed electronic medical record regarding the patient's condition. The Clinic Nurse will take a number of pictures of the appropriate area or areas. The special cameras used by the Clinic Nurses are specifically designed to allow for clear electric images of the condition being imaged.

At the end of the appointment, the Clinic Nurse will forward the medical record with the images to the Company's web site. The Specialist at the Clinical Partner who has been assigned to the case will be notified automatically by email that medical records have been downloaded to the Company's web site. Once the Specialist has downloaded the medical records, he will be expected to review the medical records, draft a report and forward it to the Company's web site within ten (10) working days.

Once the Specialist uploads the diagnosis and treatment plans, the Company web site will generate an e-mail notifying the Central Office Staff of its availability. The Central Office Staff will then print the report and forward it to the originating PCP by e-mail, regular mail or fax. In the vast majority of cases the report will be self-contained in that the PCP will be able to manage the ongoing care of his patient according to the management plan established by the Specialist. In some instances however, the patient will need face-to-face secondary interventions or additional diagnostic evaluation. This is expected to be arranged directly by the Specialist and the appropriate Clinical Partner with notice to the PCP.

In all instances the Central Office Staff will seek to make the patient aware of the next step in the management plan. On receipt of the original diagnosis and management plan created by the Specialist, the Central Office Staff will send a letter to the patient describing such treatment plan. For example, the patient may be told to visit his PCP or to make an appointment for a secondary evaluation. This letter is expected to be in both English and Spanish.

Where a secondary intervention is required, the Specialist and the Clinical Partner will identify the most suitable clinical route for the patient based on the report and recommendation, and depending on the circumstance, consultation with the PCP. They will then forward the patient's medical records to the appropriate clinician.

Medicaid Contract and Other Reimbursement Programs

In the first instance, it is anticipated that the TDS-USA telemedical diagnostic service will be offered to Medicaid for an initial period of 3 years. Invoices will be sent to Medicaid at the end of each month and will describe the services that have been provided, including patient names, Clinic locations, treatment dates and the names of the referring PCPs. Any treatment provided by a secondary clinician will be billed to Medicaid by that clinician and will not be covered by the agreement between TDS-USA and Medicaid.

It is expected that fees will be billed by TDS-USA in the name of the appropriate Clinical Partner, and that the Service Agreement between the Clinical Partner and TDS-USA will set forth a service fee to be paid to TDS-USA out of the proceeds collected in recognition of the costs and expenses incurred by TDS-USA in connection with this arrangement.

Competitive Business Conditions

Our long-term success depends on the success of adopting our current United Kingdom telemedicine business model into the United States. Our business plan has not yet been marketed commercially in the United States. We expect to conclude a satisfactory resolution of operations and reimbursement issues shortly. There can be no assurance that these issues will be concluded on a timely basis or at all. Further, regulatory issues could cause significant limitations on the services proposed to be rendered.

If our business model can be finalized, its commercial success may depend upon acceptance by physicians. Physician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative methods of evaluation, cost effectiveness, and favorable reimbursement policies of third party payors such as insurance companies, Medicare and other governmental programs.

Our failure to address regulatory issues or to obtain market acceptance, service efficiency and reliable sub-contractors will materially adversely affect our business and financial condition.

Our success will depend, in part, on our ability to keep pace with technological and marketplace changes.

The telemedicine market is characterized by rapidly changing technology, new services and industry standards. Accordingly, our ability to compete depends on our ability to develop new services and products and improve existing ones.

We face significant competition.

The telemedicine services market is highly competitive. Many of our potential competitors in both North America and the United Kingdom have access to significantly greater financial, marketing and other resources. Further, the telemedicine services market is characterized by rapid product development and technological change. Our present and future services could become obsolete or uneconomic through technological advances by one or more of potential competitors. Our future success will depend on our ability to remain competitive with other developers of medical telemedicine services and therapies.

Dependence on customers

TDS-USA has no customers or revenue generating operations to date. The largest two customers of TDS-UK each represent approximately 25% of its revenues. No other customer is larger than 10% of revenues.

Intellectual Property

The Company's software is licensed from E-Ceptionist Inc. for which the Company pays a variable per service fee based on activity levels. Other proprietary know-how is owned directly by the Company and its subsidiaries. No such proprietary know-how is owned by or licensed from Company officers or employees. The Company has copyrighted its treatment materials and is applying for registration of its trademarks in the United States.

Research and Development

During the calendar year ended December 31, 2002 the Company estimates that TDS-UK has spent $89,000 on software and web site and development activities, none of which was borne directly by its customers.

Government Regulation

The healthcare regulatory environment may change and have an effect on our Company

U.S. federal governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to healthcare providers. In recent years, both Congress and state legislatures have attempted to curb the growth of federal and state spending on such programs. Recent actions include limitations on payments to hospitals and physicians under the Medicare and Medicaid programs. No assurance can be given that future funding of Medicare and Medicaid programs will remain at levels comparable to the present levels.

Although no comprehensive federal healthcare reform legislation has been implemented, the active discussion and issues raised by the former administration, Congress and various other groups have impacted the healthcare delivery system. Pressures to contain costs and cover a larger percentage of the population have heightened public awareness and scrutiny of the healthcare market. In particular, the Balance Budget Act of 1997 (the

"Budget Act"), provided for reimbursement changes intended to slow the increase in Medicare and Medicaid spending and to expand healthcare coverage to over 7 million uninsured children. The Budget Act also included a wide range of prevention benefits. Despite the subsequent enactment of the Balanced Budget Refinement Act of 1999, (the "BBRA 1999"), and the Balanced Budget Refinement Act of 2000, (the "BBRA 2000"), which partially reversed certain decreases in reimbursement, these reimbursement changes may actually result in lower provider payments to our Company. In addition, the Budget Act created a new Medicare Part C, a managed care option that allows beneficiaries to elect private health plan options for receiving care, including fee for service plans, PPOs, HMOs and provider-sponsored organizations. The BBRA 1999 further provided for increased payments to such Medicare managed care plans. It is not possible to predict the impact on the Company of this legislation or any future reforms. There can be no assurance that this legislation or any healthcare reform or other changes within the healthcare market will not adversely affect the financial position, results of operations or cash flows of our Company.

Our business needs to comply with HIPAA

The Health Insurance Portability and Accountability Act of 1996 (the "HIPAA"), mandated, among other things, a package of rules to address so-called "administrative simplifications." Congress required the United States Department of Health and Human Services ("HHS") to promulgate a set of interlocking regulations establishing standards and protections for health information systems. The first final regulation in this set, Standards for Electronic Transactions, 65 F.R. 50312, was published on August 17, 2000. The final regulations regarding Standards for Privacy of Individually Identifiable Health Information, 67 F.R. 53182, was published on August 14, 2002 and the final rule regarding the Standard Unique Employer Identifier was published on May 31, 2002 at 67 F.R. 38009. Other regulations have been proposed establishing the unique identifiers for providers for such transactions and a rule establishing standards for the security of electronic information systems. All of these regulations are intended to establish federal standards concerning the use, disclosure, and protection of health care information which, by its nature, can be linked to specific individuals. These regulations are highly complex and may be costly to implement and comply with. Compliance with certain of these regulations must be achieved by April 14, 2003. Other related regulations will have later compliance dates.

Compliance with the HIPAA regulations will likely require our Company to develop and implement policies and procedures as well as electronic and mechanical security measures to control the use and disclosure of individually identifiable health care information, as well as to protect such information from unauthorized access and use. Such compliance measures may entail unanticipated costs to our Company. In addition, HIPAA contains civil and criminal fines and penalties for improper use or disclosure of individually identifiable health information. Although we expect to make reasonable business efforts to comply with the HIPAA regulations, there can be no assurance that such compliance efforts will be effective. Since the majority of entities involved in the health care industry do not have to comply with the HIPAA regulations until 2003, and since, therefore, there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation thereof.

We are subject to restrictions on provider and physician relationships

A variety of federal and state laws affect a health care provider's ability to enter into business arrangements with physicians and other health care providers, suppliers and payers. The Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act, (the "Anti-Kickback Law"), make it a felony to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, violations of the Anti-Kickback Law can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs. The scope of prohibited payments in the Anti-Kickback law is broad and may include economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices, management and personal services contracts and physician recruitment activities. HHS regulations describe certain arrangements or "safe harbors" that will not be deemed to constitute violations of the Anti-Kickback Law. However, the safe harbors are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. The regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources. Consequently, conduct which falls outside the safe harbors is not necessarily violative of the Anti-Kickback Law.

Federal Medicare and Medicaid Law (Ethics in Patient Referrals Act of 1989, as amended commonly referred to as "Stark I" and "Stark II") prohibits pysicians from making referrals of Medicare beneficiaries, Medicaid recipients and enrollees in certain federal health care programs, for certain designated health care services to entities in which the referring physician or any immediate family member has financial interest including an ownership interest or compensation arrangement, subject to certain statutory exceptions. Stark I and Stark II also prohibit an entity from billing Medicare, Medicaid, or any other Federal health care program for services rendered pursuant to a prohibited referral unless one of several delineated exceptions apply. Violations can result in denial or recoupment of payment, imposition of substantial civil monetary penalties and exclusion from Medicare and Medicaid. Stark I and Stark II contain a number of statutory exceptions for certain arrangements, such as employment arrangements, personal services arrangements and physician recruitment activities meeting specified criteria, which are not considered violative of the Stark I and Stark II prohibitions. Regulations promulgated on January 4, 2001 with respect to interpretation of Stark II, provide further clarification regarding the application of the statute.

Furthermore, Texas has a law similar to the Anti-Kickback Law that prohibits a physician from employing, paying or rewarding any person or entity for securing or soliciting a patient or patronage.

We believe that the relationship we have with physicians, other providers and other sources of patient referrals either qualify for safe harbor protection under the Anti-Kickback Law or do not constitute violations of that law or the Texas law that prohibits kickbacks. In addition, we believe the financial relationships we have with physicians comply with the terms of Stark I and Stark
II. However, in light of the narrowness of the safe harbor regulations, and the scarcity of case law interpreting the Anti-Kickback Law, Stark I and Stark II, there can be no assurance that we have complied with the Anti-Kickback Law, Stark I, Stark II, or the Texas kickback prohibition, and if not, whether any sanction imposed would have a material adverse effect on the condition of our Company.

Enforcement of federal and state antitrust laws against health care providers is becoming more common, and antitrust liability may arise in a wide variety of circumstances, including medical staff privilege disputes, third party contracting, hospital-physician and multi-physician relations and joint ventures, and merger, affiliation and acquisition activities. Enforcement activity by federal and state agencies appears to be increasing. Violation of the antitrust laws could result in criminal and civil enforcement by federal and state agencies, as well as by private litigants. Under certain circumstances, immunity from liability for damages may be available under federal and state peer review laws.

In Texas, a physician is prohibited from aiding or abetting the practice of medicine by a person, partnership, association or corporation that is not licensed to practice medicine in the State. We have attempted to structure our arrangements with physicians in a manner that does not violate this prohibition of the corporate practice of medicine. However, there is always the possibility that a court may interpret this law to apply to arrangements such as the one contemplated by our Company.

Reimbursement for Telemedicine Services

Currently, the Medicare and Medicaid programs provide reimbursement for certain telemedicine services. Further, the Texas Department of Health and Human Services has created a pilot program for the delivery of telemedicine services in areas near the border with Mexico. Many private third-party payors also provide reimbursement for certain telemedicine services. However, the policies that govern the reimbursement of telemedicine services are always changing. Hence, there is no guarantee that Medicare, Medicaid or third-party payors will continue to cover telemedicine services, or that Texas will continue its telemedicine pilot program at all, or in its current form.

Employees

As of December 31, 2002, TDS-UK maintained 15 employees of whom 11 and 4 were full time and part time employees, respectively. In addition TDS-UK retained the services of ten (10) clinical specialists.

Item 2. Description of Property

The Company does not invest in any real estate related interests. From June 2001 to December 2002, the Company's retail and wholesale establishment was located in a National Registered Historical Landmark Building in the Historic Village of East Hampton, New York and was owned by the Old Barn Development Corp., in which Jeffrey R. Esposito is president and director and 50% owner.

The Company's lease for this property ran through December 31, 2002 and cost $1,600.00 per month. The lease was assigned by Espo's Ltd which was transferred to Company shareholders effective as of November 2002.

The Company through its subsidiaries lease 2,200 square feet of office space from an unrelated third party at Ducie House, Ducie Street, Manchester, England for a term through December 31, 2007, at a monthly rent of (pound)2,002.

Item 3.  Legal Proceedings.

The Company was not involved in any legal proceedings during the fiscal year ended October 31, 2002 and it and its subsidiaries TDS-USA and TDS-UK are not involved in any legal proceedings as of the date of this report, other than routine matters incidental to its business.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

The Company's Common Stock has been traded on the Over-the Counter Electronic Bulletin Board under the trading symbol "SRFG" since the Company's Form 211 was accepted by NASD on September 26, 2002. Prior to that date, there was no public market for the Company's Common Stock.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock since its initial commencement of trading on the Over the Counter Bulletin Board.

    For the interim period September 2002
    to October 31, 2002                         High                Low
                                               $ .756              $ .108

On November 6, 2002 the Company announced that it would change its business from retail and wholesale clothing to that of telemedicine diagnositc services. On December 18, 2002 the Company acquired TDS-USA and its wholly owned subsidiary TDS-UK and the prior clothing business conducted by the Company was discontinued.

Accordingly, stock price information for prior periods do not reflect the Company's present business.

    For the interim period November 1,
    2002 to December 31, 2002                    High                 Low
    [Pre-Split Basis]                           $ 1.75               $ .756

    For the interim period January 1,
    2003 to January 6, 2003
    [Pre-Split Basis]                           $ 4.00               $ .414

On December 18, 2002 the Company declared a one for 18 forward stock split to be paid to shareholders of record on December 30, 2002 which was issued January 7, 2003.

    For the interim period January 7,
    2003 to January 24, 2003                     High                 Low
    [Post-Split Basis]                          $ 1.75               $ .25

As of January 24, 2003, there were 66,007,296 shares of Company Common Stock issued and outstanding held by approximately 31 registered holders of record. This number excludes individual shareholders holding stock under nominee security position listings. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders, but it believes that the amount is in excess of 40.

The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the pricing and liquidity of an investment in the Company's securities may be adversely affected. Because of our stock price, our common stock is subject to the SEC's penny stock rules which adversely affects the ability of persons to purchase or sell our Common Stock. On January 24, 2003 the final closing price on the Over-the-Counter Bulletin Board was $.25.

Dividend Policy

The Company has not paid any dividends on its Common Stock and does not expect to pay any such dividends in the foreseeable future. There are no restrictions that limit the Company's ability to pay dividends on its Common Stock.

Securities Authorized for Issuance under
Equity Compensation Plans

The Company has no equity compensation plans in place but continues to evaluate their utility for attracting and retaining qualified employees.

Recent Sales of Unregistered Securities

The Company issued unregistered securities as of November 1, 2002 as a spin off of Espo's Ltd. pursuant to the requirements of Rule 10b-17 of the General Rules and Regulations of the Securities and Exchange Commission. The Company believes this transaction was exempt from registration since the number of recipients of the spin-off and the circumstances surrounding their relationship with each other and the Company fell within the exemption of Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The Company relies on the fact that the recipients had the financial sophistication and had access to the material information with regards to the shares they received from the spin off. New York State Blue Sky Regulations on Exempted Offerings, Section 80.9, provides that small offerings to a related group, as defined in the regulations are automatically exempted without application.
Section 80.1(j)(3) defines a related group a "(a) group where family or long time business or personal relationship exists between one or more of the promoters and each and every member of the group. Sections 80.1(j)(5) defines a small offering as "(an) offering which seeks to raise no more than $40,000, not including the personal investment of the promoters". In the instant matter, the shareholders of the Company are for the most part family related and those who are not are either personal friends or long-time business associates. The distribution is without cost of any kind to the recipients of the spun-off stock and, accordingly, no sums or other consideration of any kind was raised.

On October 11, 2002, TDS-USA commenced a private placement of its securities exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 which closed as of December 3, 2002 raising $632,250 of cash for which TDS issued 1,100,200 shares of its Common Stock, par value $.01 and 714,400 shares of its 7 1/2% Series A Preferred Stock, par value $.01. The purchasers were all non-U.S. resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933. No commissions were paid for the sale of these securities. The TDS-USA Series A Preferred Stock bear a dividend of 7 1/2% per annum commencing December 3, 2003 and payable semi-annually. The Series A Preferred Stock is redeemable by TDS-USA at any time after issuance at $.50 per share plus accrued but unpaid dividends. The holders of the Series A Preferred Stock have no voting power whatsoever except that the holders of the Series A Preferred Stock can elect one director by majority vote to TDS-USA if any remain outstanding after December 31, 2005. The Series A Preferred Stock shall be converted on a mandatory basis into Common Stock of TDS-USA on a one for one basis at December 31, 2005 if not redeemed by TDS-USA prior thereto.

On December 18, 2002, the Company acquired TDS-USA pursuant to a merger exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by which the Company issued to the TDS-USA shareholders an aggregate of 2,994,072 shares of

Company Common Stock in exchange for all of the issued and outstanding shares of TDS-USA Common Stock. The TDS-USA Series A Preferred Shares remained issued and outstanding. The recipients of the Company's Common Stock pursuant to the merger were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

In January 2003 the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 486,000 shares of its Common Stock to third party investors for $18,750 to recognize previously accepted subscription agreements, the funds for which were realized by the Company only at that time. The investors were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Result of Operation:

We have combined the financial results of J. Espo's Inc. (November 1, 2000 - June 6, 2001) and Surf Group Inc. (June 7, 2001 - October 31, 2001) for fiscal year 2001 and Surf Group Inc. (November 1, 2001 to October 31, 2002) to provide a meaningful comparison to results of operations for fiscal years 2001 and 2002.

Our revenues for the year-end, October 31, 2001 were $755,280. This represents an increase of over 2000 revenues of $163,716 a 28% increase. Surf Group Inc. attributes the increase in sales to the Company's marketing strategies and exposure at trade shows to increase its wholesale customers, which contributed to the increase in revenues. Surf Group Inc. year-end 2001 cost of goods sold was $550,737 which represents 73% of sales, versus the year-end 2000 which cost of goods sold were 61% of sales. The Company attributes this increase in cost of goods sold to the increase in low mark-up wholesale sales. Surf Group Inc. had interest income for the year-end 2001 of $1,627, which is a decrease of $467 for the year-end 2000 of $2,094. The Company interest expense for the year-end was $3,358, which was a decrease of $1,120 from year-end 2000. Surf Group Inc. had a net loss of $45,997 for the year ended October 31, 2001 versus a net income of $10,591 for the year ending October 31, 2000.

Our revenues for the year-end, October 31, 2002 were $648,936. This represents a decrease from 2001 revenues of $106,344, a 14% decrease. Surf Group Inc. management attributes the decrease in sales to a downturn in the overall economy and particularly discretionary consumer clothing affecting both the retail and wholesale aspects of the Surf Group operations.. The Surf Group's year-end 2002 cost of goods sold was $469,875 which represents 72.4% of sales, versus the year-end 2001 which cost of goods sold were 73% of sales, essentially unchanged. Surf Group management attributes maintaining the cost of goods sold to maintaining the same low mark-ups in its wholesale sales. Surf Group Inc. had interest income for the year-end 2002 of $77, which is a decrease of $1,544 for the year-end 2001 of $1,621 which arises from lower cash balances available to earn interest. The Company interest expense for the 2002 year-end was $1,687, which was a decrease of $1,671 from year-end 2001 arising from lower interest rates on lower debt payable. Surf Group Inc. had a net loss of $92,472 for the year ended October 31, 2002 versus a net loss of $49,364 for the year ending October 31, 2001. This increased loss is attributable to increased legal fees arising from qualifying to become traded on the OTCBB and a write of inventory to reflect changing market trends.

Through December 18, 2002, the Company offered retail a full line of men's, women's and children's clothing, swimwear and accessories to complement the lifestyle clothing related to the action sports athlete. The Company offered various outerwear to be used as functional gear for the various action sports such as surfing, skateboarding, water skiing, wakeboarding, rollerblade, mountain biking, snowboarding and snow skiing. Along with the outerwear the Company also offered a complete line of hard goods and gear related to the action sports, surfing skateboarding, water skiing, wakeboarding, rollerblade, mountain biking, snowboarding and snow skiing.

Through December 18, 2002, the Company also offered all of the products that it sells retail on a wholesale basis to other retailers and distributors. The Company also contracts through various manufactures a limited line of men's, women's and children's swimwear, sun dresses, and t-shirts and sweatshirts under the brand name of Espo's.

Surf Group Inc. had a sufficient amount of cash to satisfy its cash requirements through October 31, 2002 and did not have to raise any additional funds through December 18, 2002 in order to make purchases of merchandise. Surf Group Inc. had a line of credit with Bridgehampton National Bank of $75,000 together with cash on hand and operating cash flow was ample to handle the day-to-day cash requirements through December 18, 2002.

Surf Group Inc. internal source of liquidity through December 18, 2002 was from operational cash flow. The external source of liquidity came from the $75,000 business line of credit with Bridgehampton National Bank. This line of credit was assumed by the Company's former subsidiary ESPO Ltd. when it was spun off to the Company's prior historic shareholders as of November 2002.

Telemedicine Financial Condition and Liquidity

Sources of Liquidity

In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors and expects to raise an additional $367,750 in the first quarter of 2003.

Trends

Although Company operations can be adversely affected by governmental budgetary constraints, Company management is not aware of any known trends, events or uncertainties that have had or that are reasonably expected to have material impact on the net sales or revenues or income from continuing operations.

Commitments

The Company does not have any significant capital commitments at the present time.

Significant Elements of Income/Loss Not
Arising From Continuing Operations

All of the Company's income is expected to arise from its continuing operations.

Seasonality

Management does not consider its telemedical diagnostic service business to be seasonal.

Factors that May Impact Future Operations

You should carefully consider the following risk factors before making an investment decision. There may be other risks and uncertainties that we don't know of or that we don't consider material at this time. If these risks occur, our business, financial condition and results of operations will suffer. Additionally, this report contains forward-looking statements that involve uncertainties. The Company's actual results may be significantly less favorable than those forward-looking statements. This section discusses factors that can cause those differences.

No operating history in United States

We have no operating history in the United States. Our operations are subject to all of the risks inherent in a development stage business in the United States. The likelihood of our success in the United States must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business and the competitive environment in which we will operate. Our efforts in the United States have been limited primarily to organizational activities and negotiations with potential partners in the United States and we have no revenues to date from the United States. Our operating history in the United States is insufficient for an investor to rely on such history in making a judgment as to our future performance in the United States. We cannot be certain that our United States business strategy will be successful or that we will successfully address the risks and uncertainties related to our lack of operating history in the United States.

Our reliance on international operations exposes us to additional risks.

At the current time, 100% of our sales were derived from the United Kingdom. We expect international sales and the Middle East will continue to represent a significant percentage of our total sales, even though we intend to increase our operations within the United States. Our continued reliance on international sales will subject us to fluctuations in currency exchange rates and other risks of foreign operations, including:

      o     tariff regulations;

      o     export license requirements;

      o     unexpected changes in regulatory requirements;

      o     extended collection periods for accounts receivable;

      o     potentially inadequate protections of intellectual property rights;

      o     local taxes; and

      o     restrictions on repatriation of earnings.

These factors could have a materially adverse effect on our ability to maintain and expand profitable sales in the United Kingdom. Our failure to create profitable sales in the United States would have a material adverse effect on our business and financial condition.

Our success will depend on developing and commercializing our telemedicine business model.

Our long-term success depends on the success of adopting our current United Kingdom telemedicine business model into the United States. Our business plan has not yet been marketed commercially in the United States. We expect to conclude a satisfactory resolution of operations and reimbursement issues shortly. There can be no assurance that these issues will be concluded on a timely basis or at all. Further, regulatory issues could cause significant limitations on the services proposed to be rendered.

Our future operating results are unpredictable

In part because of our lack of operating history in the United States and our unproven business model in the United States, it is difficult to accurately forecast our future United States revenues and results of operations. We have no meaningful historical financial data upon which to base planned operating expenses in the United States, and our sales and operating results are difficult to forecast. A variety of factors may cause our annual and quarterly operating results to fluctuate significantly. Many of these factors are outside of our control. They include: the effectiveness of our United States sales and marketing campaign; market acceptance of our services; introductions by our competitors of new or enhanced services; price competition and fluctuations in the prices of the services we sell; changes in the management team and key personnel; and fluctuations in general economic conditions and economic conditions specific to our industry. One or more of these factors could materially and adversely affect gross margins and operating results in future periods. Given our stage of development in the United States, there can be no assurance as to the attainability of the estimates, the reliability of the assumptions on which they are based, or that we will, at any point, attain profitability.

We may need additional funding

Management predicts that we will have sufficient capital to operate our business for more than a year. However, it is possible that costs associated with our business will exceed the our projections. Taking into account projected revenues from operations, we may thereafter require additional capital to further expand our operations, as well as for additional operating expenses in preparation for such expansion. We do not know how much additional funding we may require. If we do not have sufficient capital to implement our business plan and fund operations, and may therefore be required to seek other sources of financing, such sources (assuming we are able to locate such alternative sources of financing) may be on terms less favorable to us than those in the offering. The failure to secure adequate funding could have a material adverse effect on our Company.

We are dependent upon certain key personnel

Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, health care and other specialized training is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Although we intend to enter into term employment agreements with members of senior management in the future, there can be no assurance that such employees or any other employees will not leave the Company or compete against the Company. Our failure to attract or retain qualified employees could have a material adverse effect on our business, operating results and financial condition.

We are controlled by management

Our executive officers, directors and affiliated individuals together will continue beneficially to own over 60% of the voting control of our capital stock. As a result, these shareholders, acting together, will be able to influence significantly and control most matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of our Company.

We might not be able to maintain or effectively manage our sales force.

We intend to utilize a domestic direct sales and marketing force to sell and promote our services in the United States. We might not be able to continue to attract and retain qualified and capable individuals who can successfully promote our services.

Our business could be subject to liability claims.

The provision of medical services involves the risk of patient liability claims. We currently expect to obtain liability insurance prior to providing services. This insurance may not be available to us in the future. A successful claim against or settlement by us in excess of our insurance coverage or our inability to maintain insurance could have a material adverse effect on our business and financial condition.

No dividends

To date, we have not paid any cash dividends on our shares of Common Stock, and do not expect to declare or pay any dividends on the Common Stock in the foreseeable future. In addition, the payment of cash dividends are limited to the extent TDS-USA is obligated to pay 7 1/2% dividends on its Series A Preferred Shares and redeem such preferred shares on or before December 31, 2005. Dividends may be limited or prohibited by the terms of future loan agreements or the future authorization and issuance of preferred stock.

Broker-Dealer Restrictions

The impact of "penny stock" rules under the Securities Exchange Act of 1934 on the ability of broker-dealer to sell Company shares. It shall be unlawful for a broker or dealer to effect a transaction in any penny stock for or with the account of a customer unless, prior to effecting such transaction, the broker or dealer has furnished to the customer a document containing the information set forth in Schedule 15G and obtains a manually signed copy from its customer. Penny stocks can be very risky. Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. Thus, you may lose your investment. Be cautious of newly issued penny stock. Your salesperson is not an impartial advisor but is paid to sell you the stock. Do not rely on the salesperson, but seek outside advice before you buy any stock. Federal law requires your salesperson to tell you the "offer" and the "bid" on the stock, and the "compensation" the salesperson and the firm receive for the trade. The "penny stock" rules under the Securities Exchange Act will limit the broker-dealer to sell Company shares only to customers that fill out all paper work required by the Securities and Exchange Commission in order to purchase such shares, all of which will limit the liquidity of the Company shares.

Item 7. Financial Statements.

The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is information concerning our directors and officers from November 1, 2001 to December 18, 2002.

      Executive Officer          Term     Age        Title
      -----------------          ----     ---        -----

      Jeffrey R. Esposito        1 Year    37        President & Director

      Kenneth C. Dollman, Esq.   1 Year    52        Secretary & Director

      Joel Esposito              1 Year    34        Director

Since the Company's inception on November 30, 2000 through December 2002, the officers stated above have served as Directors.

Jeffrey R. Esposito was the founder and president of Surf Group, Inc. He has a degree in International Economics and was a scholastic athlete. Mr. Esposito is an avid outdoorsman and world traveler. He oversaw all the retail and wholesale operations of the

Company as well as day to day business. His diversified skills made him a key man in the expansion of the Company's business. Jeffrey R. Esposito has run the retail and wholesale operation for the past 10 years for Surf Group Inc. and its predecessors. Jeffrey R Esposito was responsible for the Company's accounting and financial reporting.

Kenneth C. Dollman, Esq. Was Secretary and Director of the Company and served as general counsel. Mr. Dollman handled all contracts and legal affairs of the Company. His expertise is in corporate law. Kenneth C. Dollman has operated his Law office for the past 20 years in New York State.

Joel Esposito was Director of the Company and his diversified skills in manufacturing and design played an important role in the expansion of the Company. Mr. Esposito's primary role was in the development of products and display booths at various trade shows. Joel Esposito has work in the electric and construction field for the past 5 years.

Jeffrey R. Esposito, President and Director and Joel Esposito, Director are related brothers.

Involvement in Certain Legal Proceedings of Prior Management

Jeffrey R. Esposito, Kenneth C. Dollman Esq. and Joel Esposito have advised the Company that during the past five years there was no material proceedings such as bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. There have not been any convictions in a criminal proceeding or being subject to a criminal proceeding (excluding traffic violations or other minor offenses). Further, that none of these persons were subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities. Furthermore, none of these persons were found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act of Prior Management

Since the Company's inception, none of the foregoing directors and officers have filed Form 3 or 4 under Section 16(a) of the Exchange Act of 1934.

Set forth below is information concerning our directors and officers as of December 18, 2002.

      Executive Officer    Term             Age             Title
      -----------------    ----             ---             -----

      Roger A. Coomber     December 2003     51       Chief Executive
                                                      Officer and Director

      Keith Freeman        December 2003     50       Chief Medical
                                                      Officer and Director

      Simon A.M. Leatham   December 2003     51       Chief Financial
                                                      Officer and Director

      Robin A. Waterer     December 2003     46       Secretary and Director

Roger Coomber - Chief Executive Officer and Director

Roger Coomber, age 51, has been Chief Executive Officer of the Company since December 18, 2002, was Chief Executive Officer of TDS-USA since inception and Managing Director of TDS-UK since its inception in November 1997. Mr. Coomber is also a Director of Bentleigh Cross Limited, a company which builds and operates nursing homes and close care developments in England.

Professor Keith Freeman - Chief Medical Officer and Director

Professor Freeman, age 50, has been Chief Medical officer and Director of the Company since December 18, 2002, was Chief Medical Officer and a director of TDS-USA since inception and of TDS-UK since its inception in November 1997. Professor Freeman is the Honorary Professor of Telemedicine and Telecare at the University of Wales, Swansea, is a member of the Teledermatology Special Interest Groups of the American Telemedicine Association and British Association of Dermatologists and is past Vice -Chair of the UKeHealth Association. Professor Freeman is also a director of Avienda Ltd., an e-health consultancy based in Wales.

Simon Leatham, FCA - Chief Financial Officer and  Director

Simon Leatham has been Chief Financial Officer and Director of the Company since December 18, 2002 and Chief Financial Officer and Director of TDS-USA inception and Financial Director of TDS-UK since 2002. Mr. Leatham is a chartered accountant and is also a Director of Bentleigh Cross Limited, a company which builds and operates nursing homes and close care developments in England.

Robin Waterer M.A., LLB - Company Secretary and Non-Executive Director

Robin Waterer has been Company Secretary and Non-Executive Director of the Company since December 18, 2002 and Secretary and Director of TDS-USA inception and Secretary of TDS-UK since February 1999 and Director of TDS-UK since December 2000. Mr. Waterer is Director and co-founder of Bentleigh Cross Limited, a company which builds and operates nursing homes and close care developments in England.

Involvement in Certain Legal Proceedings of Current Management

Messrs. Coomber, Freeman, Leatham and Waterer have advised the Company that during the past five years there was no material proceedings such as bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. There have not been any convictions in a criminal proceeding or being subject to a criminal proceeding (excluding traffic violations or other minor offenses). Further, that none of these persons were subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities. Furthermore, none of these persons were found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act of Current Management

The foregoing directors filed Form 3 as to their ownership of Company securities on January 3, 2003.

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended October 31, 2000, 2001 and 2002 to the Company's Chief Executive Officer. No other officer received more than $100,000.

                                                                  Restricted
                                                               Options Principle
                                                  Other Annual       SARs
Name and Position       Year    Salary    Bonus   Compensation   Stock Awards
-----------------       ----    ------    -----   ------------   ------------

Jeffrey Esposito,       2000    $50,000     0       $5,000(2)          0
President and Director                              $6,000(3)
                        2001    $50,000     0       $7,632(2)          0
                                                    $6,000(3)
                                                    $  100(1)
                        2002    $50,000     0       $7,632(2)          0
                                                    $6,000(3)
                                                    $ 1 00(1)

(1) Consists of 50,000 shares issued for serving as an officer and 50,000 shares for serving as a director valued at par. At value when issued at .001 per share.

(2) Health Insurance for Jeffrey R. Esposito and his family. In 2000 it was $480.00 per month and in both 2001 and 2002 was $636.00 per month.

(3) Car allowance of $500.00 per month to be used to pay for the uses of Jeffrey R. Esposito's car for business matters.

Set forth below is information with respect to the base annual compensation currently being paid or accrued by the Company's current officers.

                                                                                            Restricted Options
                                                Base Annual                   Other Annual    Principle SARs
       Name and Position             Year          Salary       Bonus         Compensation      Stock Awards
       -----------------             ----          ------       -----         ------------      ------------
Roger Coomber, Chief Executive       2002         $120,000       N/A                N/A             N/A
Officer and Director

Keith Freeman, Chief Medical         2002         $120,000       N/A                N/A             N/A
Officer and Director

Simon Leatham, Chief Financial       2002              N/A       N/A            $18,000             N/A
Officer and Director(1)(2)

Robin Waterer, Secretary and         2002         $ 25,000       N/A                N/A             N/A
Director(2)

(1)   Paid on a daily rate estimated for an annual basis.

(2)   Employed on a part time basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The principal shareholders of the Company as of October 31, 2002 are as follows:

                         Name and Address of       Amount and Nature of
Title of Class             Beneficial Owner          Beneficial Owner           Percent of Class
--------------             ----------------          ----------------           ----------------
 Common Stock       Jeffrey R. Esposito                 3,940,250                    79.4%
                    President/Director
                    63 Halsey Street
                    Southampton, NY 11968

 Common Stock       Kenneth C. Dollman, Esq.              160,000                     3.2%
                    Secretary/Director
                    3 Aspen Street
                    Port Jefferson Sta., NY 11776

 Common Stock       Joel Esposito, Director                54,000                     1.1%
                    39 Eastview Road
                    Lake Ronkonkoma, 11779

 Common Stock       Directors and Officers as a         4,154,250                    83.8%(1)
                    Group

(1)   Based on 4,960,250 shares outstanding as of October 31, 2002

The principal shareholders of the Company as of December 31, 2002 are as follows:

                         Name and Address of            Amount and Nature of
Title of Class             Beneficial Owner               Beneficial Owner      Percent of Class(3)
--------------             ----------------               ----------------      -------------------
 Common Stock        Roger Coomber                           1,119,360(1)               30.8%

 Common Stock        Keith Freeman                             814,080(2)               22.4%

 Common Stock        Simon Leatham                                 -0-                   -0-

 Common Stock        Robin Waterer                             254,400                   7.0%

 Common Stock        Directors and Officers as a Group       2,187,840                  60.1%

(1) Roger A. Coomber disclaims the 50,880 shares of Common Stock held by J.A. Coomber and the 50,880 shares of Common Stock held by Stephen R. Coomber.

(2)   Keith Freeman disclaims the 152,640 shares held by K and S.E. Freeman.

(3) Based on 3,640,072 shares outstanding as of December 31, 2002. The Company Common Stock underwent a 1 into 18 forward stock split effective January 6, 2003.

Surf Group Inc. does not have any authorized preferred stock and there are no outstanding options, warrants, rights, conversion privilege or similar obligations. There are no arrangements that would result in a change of control of the Company. There are no rights for any person to acquire beneficial ownership of any other shares of the Company, except for the conversion rights of the holders of TDS-USA Series A Preferred Stock. Company management has not entered into any voting trust or similar agreements involving Company securities.

Item 12. Certain Relationships and Related Transactions

Jeffrey R. Esposito, the President and Director of the Company until December 18, 2002 is also the President and Director of Old Barn Development Corp which owns the real estate where the Company's main headquarters was located.

Until December 18, 2002, the Company had a $75,000 line of credit, which required Jeffrey R Esposito, the President and Director to personally guaranty the note payable to Bridgehampton National Bank. Bridgehampton National Bank also had UCC liens on the assets of the Company to secure the line of credit. Prior to December 18, 2002, the line of credit was assumed by ESPO's Ltd. and the Company was released from all obligations thereunder.

Messrs. Coomber, Leatham and Waterer are directors of Bentleigh Cross Limited which has no intercompany relationships with the Company and its subsidiaries.

The Company has no promotors.

Item 13. Exhibits and Reports on Form 8K.

      (a)   Index to Exhibits

             COMPANY FINANCIAL STATEMENTS                            PAGE

             Report of Independent Certified Public Accountant       F-1

             Balance Sheets as of October 31, 2002 and 2001          F-2

             Statements of Operations for the
             year ended October 31, 2002 and for the period
             November 30, 2000 (inception) to October 31, 2001       F-3

             Statements of Stockholders'
             Equity for the Period November 30, 2000 (Inception)
             To October 31, 2002                                     F-4

             Statements of Cash Flows for
             the year ended October 31, 2002 and for the period
             November 30, 2000 (inception) to October 31, 2001       F-5

             Notes to Financial Statements                           F-6 - F-9

             J. EPO'S INC. FINANCIAL STATEMENTS

             Report of Independent Certified Public Accountant       F-10

             Balance Sheets as of June 6, 2001 and October 31, 2000  F-11

             Statements of Operations for Period from
             November 1, 2000 to June 6, 2001 and year ended
             October 31, 2000                                        F-12

             Statements of Changes in Stockholders'
             Equity for the Period November 1, 1999
             to June 6, 2001                                         F-13

             Statements of Cash Flows for Period from
             November 1, 2000 to June 6, 2001 and year ended
             October 31, 2000                                        F-14

             Notes to Financial Statements                           F-15 - F-19

      3(i)  Articles of Incorporation*

      (ii)  By-Laws of Surf Group Inc.*

      4 Certificate of Designation of Series A Preferred Stock of TDS (Telemedicine) Inc.

      21.   Company Subsidiaries

      23.   Consent of Accountants

      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C 1350)

      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C. 1350)

--------------
*     Previously filed with the Company's Form 10SB12G on September 3, 2002.

(b) Reports on Form 8K. No reports on Form 8K were filed during the last quarter of the period covered by this report.

Item 14. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SURF GROUP, INC.


Date: January 29, 2003                        /s/ Roger Coomber
                                              -------------------------
                                              Roger Coomber
                                              Chief Executive Officer


Date: January 29, 2003                        /s/ Simon A.M. Leatham
                                              -------------------------
                                              Simon A.M. Leatham
                                              Principal Financial Officer and
                                              Principal Accounting Officer

                                 CERTIFICATIONS

I, Roger Coomber, certify that:

1. I have reviewed this report on Form 10-KSB of Surf Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on January 29, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                       TITLE(S)                   DATE

/s/ Roger Coomber               Principal Executive        January 29, 2003
---------------------------     Officer
/s/ Roger Coomber
Roger Coomber

                                 CERTIFICATIONS

I, Simon A.M. Leatham, certify that:

1. I have reviewed this report on Form 10-KSB of Surf Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on January 29, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE                     TITLE(S)                  DATE

                              Chief Financial           January 29, 2003
/s/ Simon A.M. Leatham        Officer
----------------------
Simon A.M. Leatham

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Surf Group Inc.
East Hampton, New York

I have audited the accompanying balance sheet of Surf Group Inc. as of October 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surf Group Inc. as of October 31, 2002 and 2001, and the results of its operations and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001, in conformity with generally accepted accounting principles.


STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

January 24, 2003

                                 SURF GROUP INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                         October 31,    October 31,
                                                                            2002           2001
                                                                         -----------    -----------
Current assets
    Cash                                                                 $        90    $    45,511
    Accounts receivable                                                        1,346         21,582
    Due from officer/stockholder                                              15,599             --
    Inventory                                                                233,356        301,437
    Prepaid expenses                                                           3,360          3,120

Total current assets                                                         253,751        371,650

Property and equipment, net                                                   17,100         30,165

Other assets
    Deferred income taxes                                                      1,351          1,351

Total assets                                                             $   272,202    $   403,166

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Due to officer/stockholder                                           $        --    $    69,922
    Accounts payable                                                          25,647             --
    Accrued expenses                                                           3,349          1,041
    Note payable                                                              14,767             --
    Taxes payable                                                                747         12,039

Total current liabilities                                                     44,510         83,002

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding                 4,960          4,960
    Additional paid-in capital                                               311,415        311,415
    Retained earnings (deficit)                                              (88,683)         3,789

Total stockholders' equity                                                   227,692        320,164

Total liabilities and stockholders' equity                               $   272,202    $   403,166

    The accompanying notes are an integral part of the financial statements.

                                 SURF GROUP INC.
                            STATEMENTS OF OPERATIONS

                                                                    Nov. 30,
                                                                      2000
                                                  Year Ended    (Inception) to
                                                  October 31,     October 31,
                                                      2002            2001
                                                  -----------   --------------

Sales                                             $   648,936     $   452,170

Cost of goods sold                                    469,875         339,608
                                                  -----------     -----------

Gross profit                                          179,061         112,562

Selling and administrative expenses                   269,352         105,301
                                                  -----------     -----------

Income (loss) from operations                         (90,291)          7,261
                                                  -----------     -----------

Other income (expense)
    Interest income                                        77              24
    Interest expense                                   (1,687)         (1,866)
                                                  -----------     -----------

Total other income (expense)                           (1,610)         (1,842)
                                                  -----------     -----------

Income (loss) before income taxes                     (91,901)          5,419

Income taxes                                              571           1,630
                                                  -----------     -----------

Net income (loss)                                 $   (92,472)    $     3,789
                                                  ===========     ===========

Net income (loss) per common share                $      (.02)    $       .00
                                                  ===========     ===========

Weighted average common shares outstanding          4,960,250       2,311,662
                                                  ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                 SURF GROUP INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period November 30, 2000 (Inception) to October 31, 2002


                                                  Common Stock         Additional      Retained
                                           ------------------------      Paid-in       Earnings
                                              Shares         Amount      Capital       (Deficit)
                                           -----------       ------    ----------      --------
Balances, November 30, 2000                $        --       $   --      $     --      $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.        4,710,250        4,710       311,415            --

    Common stock issued for services,
      valued at $.001 per share                250,000          250            --            --

    Net income                                                                            3,789
                                           -----------       ------      --------      --------

Balances, October 31, 2001                   4,960,250        4,960       311,415         3,789

    Net loss                                                                            (92,472)
                                           -----------       ------      --------      --------

Balances, October 31, 2002                 $ 4,960,250       $4,960      $311,415      $(88,683)
                                           ===========       ======      ========      ========

    The accompanying notes are an integral part of the financial statements.

                                 SURF GROUP INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Nov. 30,
                                                                               2000
                                                            Year Ended    (Inception) to
                                                            October 31,     October 31,
                                                                2002           2001
                                                            -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $ (92,472)      $   3,789
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Depreciation                                           19,750           8,670
         Deferred income taxes                                      --          (1,351)
         Common stock issued for services                           --             250
         Loans to officer converted to officer's salary         41,675              --
         Expenses advanced by officer                           48,525              --
         Changes in assets and liabilities
            (Increase) Decrease in accounts receivable          20,236         (21,582)
            Decrease in inventory                               68,081          40,755
            Increase in prepaid expenses                          (240)         (3,120)
            Increase in accounts payable                        25,647              --
            Increase in accrued expenses                         2,308           1,041
            Increase (Decrease) in taxes payable               (11,292)         11,437
                                                             ---------       ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                  122,218          39,889
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in spinoff of J. Espo's Inc.                      --          15,604
    Loans to officer/stockholder                              (105,799)             --
    Purchases of property and equipment                         (6,685)         (5,854)
                                                             ---------       ---------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (112,484)          9,750
                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of short-term debt                                     --         (11,338)
    Proceeds from line of credit                               126,500          55,500
    Payments on line of credit                                (111,733)        (89,469)
    Loans from officer/stockholder                                  --          41,179
    Repayment of loans from officer/stockholder                (69,922)             --
                                                             ---------       ---------

    NET CASH USED IN FINANCING ACTIVITIES                      (55,155)         (4,128)
                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH                                (45,421)         45,511

CASH - BEGINNING                                                45,511              --
                                                             ---------       ---------

CASH - ENDING                                                $      90       $  45,511
                                                             =========       =========

    The accompanying notes are an integral part of the financial statements.

Note 1 - Basis of Presentation

Organization and Nature of Operations

The financial statements presented are those of Surf Group Inc. (the "Company"). The Company was incorporated under the laws of the State of New York on November 30, 2000. The Company's business activities involve retail and wholesale sales of beach and surfing related apparel, sporting goods and accessories. Retail sales are a seasonal portion of the Company's operations. Prior to June 7, 2001, the Company was inactive. On June 7, 2001, the Company acquired the business operations and a majority of the net assets of J. Espo's Inc. (J. Espo's), whereby J. Espo's distributed all of the outstanding shares of common stock of the Company as a dividend to J. Espo's stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000. The Company and J. Espo's have entered into an agreement with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. The Spinoff was accomplished through a distribution agreement which defined the assets that were contributed to the Company and the liabilities that were assumed by the Company.

Post-Spinoff Financial Information

Financial data included in the accompanying financial statements, for the period subsequent to the Spinoff, have been prepared on a basis that reflects the historical value of the assets, liabilities, and operations of the business that was contributed to the Company by J. Espo's.

Effective with the Spinoff on June 7, 2001, the assets contributed to the Company and the liabilities assumed by the Company included cash of $15,604, inventory of $342,192, fixed assets of $32,981, and short-term debt of $74,651.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year

The Company has elected October 31 as the end of its fiscal year.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Machinery and equipment, automobile and leasehold improvements are depreciated over 5 years, and furniture and fixtures are depreciated over 7 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Income Taxes

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) - in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The differences relate solely to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes).

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the year.

Note 3 - Common Stock Transactions

The distribution of common stock from J. Espo's resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000, amounting to 4,710,250 shares. Pursuant to a resolution adopted by the board of directors on December 7, 2000, the Company issued 250,000 shares of common stock to officers and directors for legal, treasury and directors' services, valued at $.001 per share. The par value of $.001 was determined as the fair market value since the Company had no assets and there was no readily determinable market value or third-party investors when the stock was issued.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 4 - Property and Equipment

Property and equipment consisted of the following at October 31, 2002 and 2001:

                                                 2002          2001
                                               --------      --------

           Machinery and equipment             $  8,916      $  8,916
           Furniture and fixtures                24,534        21,858
           Automobile                            30,795        30,795
           Leasehold improvements                63,259        59,250
                                               --------      --------

                                                127,504       120,819
            Less accumulated depreciation       110,404        90,654
                                               --------      --------
                                               $ 17,100      $ 30,165
                                               ========      ========

During the year ended October 31, 2002, the Company purchased furniture and fixtures totaling $2,676 and leasehold improvements totaling $4,409. Depreciation expense was $19,750 and $8,670 for the year ended October 31, 2002 and the period ended October 31, 2001, respectively.

Note 5 - Income Taxes

The components of income tax expense charged to operations were:

                                                              Nov. 30,
                                                                2000
                                             Year Ended    (Inception) to
                                             October 31,     October 31,
                                                2002            2001
                                             -----------   --------------
         Current taxes
             Federal                           $    --         $ 1,765
             State                                 571           1,216
                                               -------         -------
                                                   571           2,981
                                               -------         -------
         Deferred tax expense (benefit)
             Federal                                --            (800)
             State                                  --            (551)
                                               -------         -------
                                                    --          (1,351)
                                               -------         -------
                                               $   571         $ 1,630
                                               =======         =======

Note 6 -Commitments and Contingencies

Line of Credit

The Company has a bank line of credit with Bridgehampton National Bank that provides short-term borrowings up to $75,000. Interest on advances is payable monthly at two percent over the prime rate. The note payable to the bank is collateralized by cash deposits, inventories and equipment, and is guaranteed by an officer/stockholder of the Company. There was an outstanding balance of $14,767 and zero on the bank line of credit as of October 31, 2002 and 2001, respectively. Interest expense charged to operations with respect to the bank line of credit was $1,584 and $291 for the year ended October 31, 2002 and period ended October 31, 2001, respectively.

Lease Commitment

The Company leases its primary retail space under a non-cancelable operating lease that expires in December 2002. Management has indicated its intentions to renew the lease for a five-year period beginning on January 1, 2003. The new lease will provide for monthly rent of $1,600. Future minimum annual rent payments under the lease for the years ending October 31 are as follows:

         2003                                           $19,200
         2004                                            19,200
         2005                                            19,200
         2006                                            19,200
                                                        -------
                                                        $76,800
                                                        =======

Rent expense of $19,200 and $8,000 was charged to operations for the year ended October 31, 2002 and the period ended October 31, 2001, respectively.

Note 7 - Supplemental Disclosures for Statement of Cash Flows

                                                              Nov. 30,
                                                                2000
                                             Year Ended    (Inception) to
                                             October 31,     October 31,
                                                2002            2001
                                             -----------   --------------
         Cash paid for:
               Interest                        $1,687          $1,866
                                               ======          ======
               Income taxes                     2,916          $   --
                                               ======          ======

Schedule of Noncash Investing and Financing Transactions:

      The Company acquired a majority of the net assets of J. Espo's Inc. pursuant to the Spinoff, discussed in Note 1. In conjunction with the Spinoff, assets were acquired and liabilities were assumed as follows:

                Fair value of assets acquired          $390,777
                Liabilities assumed                      74,652
                                                       --------
                Common stock acquired                  $316,125
                                                       ========

Note 8 - Related Party Transactions

The Company leases its retail store located in Easthampton, New York from a corporation that is controlled by the Company's president and principal stockholder. The lease requires monthly payments of $1,600, and the Company is responsible for all insurance and utilities.

The Company made advances to an officer/stockholder totaling $15,599 as of October 31, 2002. The officer/stockholder has indicated his intentions to repay the balance owed to the Company in the first quarter of 2003 without interest.

Note 9 - Subsequent Events

On October 11, 2002 the Company declared a dividend to its shareholders to transfer its retail business operations to Espo's Ltd., an inactive company that was related to the Company through common control. Espo's Ltd. was incorporated under the laws of the State of New York on September 7, 2001. On November 1, 2002 the Company transferred its retail business operations including its retail operations-related assets and liabilities to Espo's Ltd., while retaining its wholesale business operations. The payment date of the stock dividend was November 1, 2002 to stockholders of record on October 21, 2002 with the result that for every one share held by the shareholders in Surf Group Inc. on that date the shareholders received one share in Epos Ltd. The distribution of shares to the shareholders was without cost of any kind to the recipients and no other consideration of any kind was received by Surf Group Inc. in this transaction from the shareholders. On December 18, 2002, the principal shareholders of the Company sold their shares in the Company representing over 96% of the Company's outstanding common stock to a group of foreign investors for $260,000. The foreign investors contributed 4,314,250 of such shares back to the Company. In connection with this transaction, the Company entered into a merger transaction with TDS (Telemedicine) Inc., a Delaware corporation formed July 29, 2002 ("TDS-USA"), with the Company as the surviving parent entity and TDS-USA as a subsidiary of the Company. The officers and directors of Surf Group Inc. resigned and the directors of TDS-USA were appointed as new Company directors. Subsequent to the merger, TDS-USA sold its wholesale business operations including its wholesale business operations-related net assets to Jeffrey Esposito, the Company's chief executive officer and principal stockholder prior to the stock sale and merger, for $10,000.

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
J. Espo's Inc.
East Hampton, New York

I have audited the accompanying balance sheets of J. Espo's Inc. as of June 6, 2001 and October 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period November 1, 2000 to June 6, 2001 and for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J. Espo's Inc. as of June 6, 2001 and October 31, 2000, and the results of its operations and cash flows for the period November 1, 2000 to June 6, 2001 and for the year ended October 31, 2000, in conformity with generally accepted accounting principles.


Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York

February 26, 2002

                                 J. ESPO'S INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                      June 6,   October 31,
                                                                       2001         2000
                                                                     --------   -----------
Current assets
    Cash                                                             $ 15,704    $145,711
    Accounts receivable                                                    --       2,076
    Inventory                                                         342,192     253,840
    Prepaid expenses                                                    5,447       3,050
                                                                     --------    --------

Total current assets                                                  363,343     404,677
                                                                     --------    --------

Property and equipment, net                                            39,945      46,982
                                                                     --------    --------

Other assets
    Deferred income taxes                                               2,993       2,993
                                                                     --------    --------

Total assets                                                         $406,281    $454,652
                                                                     ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                 $     --    $ 10,928
    Note payable                                                       33,969          --
    Due to officer/stockholder                                         28,742      27,610
    Current portion of long-term debt                                   5,174       4,869
    Accrued expenses                                                       --      11,201
    Payroll taxes payable                                                 341         610
    Sales tax payable                                                   1,049       1,175
    Income taxes payable                                                   --       4,598
                                                                     --------    --------

Total current liabilities                                              69,275      60,991
                                                                     --------    --------

Long-term liabilities
    Long-term debt, net of current portion                              6,164       9,666
                                                                     --------    --------

Stockholders' equity
    Common stock, $.01 par value, authorized - 25,000,000 shares,
        issued and outstanding - 4,710,250 shares                      47,103      47,103
    Additional paid-in capital                                        263,456     263,456
    Retained earnings                                                  20,283      73,436
                                                                     --------    --------

Total stockholders' equity                                            330,842     383,995
                                                                     --------    --------

Total liabilities and stockholders' equity                           $406,281    $454,652
                                                                     ========    ========

    The accompanying notes are an integral part of the financial statements.

                                 J. ESPO'S INC.
                            STATEMENTS OF OPERATIONS

                                                   Period From
                                                   Nov. 1, 2000     Year Ended
                                                    to June 6,     October 31,
                                                       2001             2000
                                                   -----------      -----------

Sales                                              $   303,110      $   591,564

Cost of goods sold                                     211,129          362,759
                                                   -----------      -----------

Gross profit                                            91,981          228,805

Selling and administrative expenses                    145,239          212,022
                                                   -----------      -----------

Income (loss) from operations                          (53,258)          16,783
                                                   -----------      -----------

Other income (expense)
    Interest income                                      1,597            2,094
    Interest expense                                    (1,492)          (4,478)
                                                   -----------      -----------

Total other income (expense)                               105           (2,384)
                                                   -----------      -----------

Income (loss) before income taxes                      (53,153)          14,399

Income taxes                                                --            3,808
                                                   -----------      -----------

Net income (loss)                                  $   (53,153)     $    10,591
                                                   ===========      ===========

Net income (loss) per common share                 $      (.01)     $       .00
                                                   ===========      ===========

Weighted average common shares outstanding           4,710,250        4,304,396
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                 J. ESPO'S INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period November 1, 1999 to June 6, 2001

                                               Common Stock            Additional
                                         -----------------------         Paid-in      Retained
                                           Shares        Amount          Capital      Earnings
                                         ----------     --------        --------      --------
 Balances, November 1, 1999               2,356,250     $ 23,563        $116,456       $62,845

    Officer's loan converted to stock     2,000,000       20,000              --            --

    Common stock issued for services,
      valued at $.01 per share               60,000          600              --            --

    Common stock retired                     (6,000)         (60)             --            --

    Sale of common stock                    300,000        3,000         147,000            --

    Net income                                                                          10,591
                                         ----------     --------        --------       -------

Balances, October 31, 2000                4,710,250       47,103         263,456        73,436

    Net loss for the period                                                            (53,153)
                                         ----------     --------        --------       -------

Balances, June 6, 2001                    4,710,250     $ 47,103        $263,456       $20,283
                                         ==========     ========        ========       =======

    The accompanying notes are an integral part of the financial statements.

                                 J. ESPO'S INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Period From
                                                                  Nov. 1, 2000    Year Ended
                                                                   to June 6,     October 31,
                                                                      2001            2000
                                                                   ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $ (53,153)      $  10,591
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities
         Depreciation                                                 12,823          21,990
         Deferred income taxes                                            --            (868)
         Common stock issued for services                                 --             600
         Common stock retired                                             --             (60)
         Changes in assets and liabilities
            (Increase) Decrease in accounts receivable                 2,076           4,521
            (Increase) Decrease in inventory                         (88,352)          2,556
            (Increase) Decrease in prepaid expenses                   (2,397)         (1,078)
            Increase (Decrease) in accounts payable                  (10,928)         (9,567)
            Increase in accrued expenses                             (11,201)          7,364
            Increase (Decrease) in payroll taxes payable                (269)            610
            Increase (Decrease) in sales tax payable                    (126)         (3,344)
            Increase (Decrease) in income taxes payable               (4,598)          3,019
                                                                   ---------       ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (156,125)         36,334
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                               (5,787)         (9,586)
                                                                   ---------       ---------

          NET CASH USED IN INVESTING ACTIVITIES                       (5,787)         (9,586)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                     171,000         231,500
    Repayment of line of credit                                     (137,031)       (286,000)
    Payments on long-term borrowing                                   (3,197)         (4,090)
    Loans from officer/stockholder                                    35,322          72,750
    Repayment of loans from officer/stockholder                      (34,189)        (48,965)
    Proceeds from sales of common stock                                   --         150,000
                                                                   ---------       ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                   31,905         115,195
                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH                                     (130,007)        141,943

CASH - BEGINNING OF YEAR                                             145,711           3,768
                                                                   ---------       ---------

CASH - END OF YEAR                                                 $  15,704       $ 145,711
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for interest                         $   1,492       $   4,478
                                                                   =========       =========
    Cash paid during the year for income taxes                     $   5,032       $   1,982
                                                                   =========       =========
    Conversion of shareholder loan to capital stock                $      --       $ (20,000)
                                                                   =========       =========

    The accompanying notes are an integral part of the financial statements.

                                 J. ESPO'S INC.
                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization

The financial statements presented are those of J. Espo's Inc. ("the Company").
J. Espo's was incorporated under the laws of the state of New York on June 18, 1999. The Company's business activities involve retail and wholesale sales of beach and surfing related apparel, sporting goods and accessories. Retail sales are a seasonal portion of the Company's operations. Fiscal Year

The Company has elected October 31 as the end of its fiscal year.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value. Inventory consists entirely of finished goods.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Machinery and equipment, automobile and leasehold improvements are depreciated over 5 years, and furniture and fixtures are depreciated over 7 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Income Taxes

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) - in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the

                                 J. ESPO'S INC.
                          Notes to Financial Statements

enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The differences relate solely to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes).

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the year.

Note 2 - Common Stock Transactions

During the year ended October 31, 2000, J. Espo's converted officer's loans to 2,000,000 shares of common stock, valued at $.01 per share, and issued 60,000 shares of common stock to directors of J. Espo's for services, valued at $.01 per share. In addition, J. Espo's issued 300,000 shares of common stock to individual shareholders at $.50 per share, and retired 6,000 shares of common stock that were issued to former directors of the Company.

Note 3 - Property and Equipment

Property and equipment consisted of the following:

                                                          June 6,   October 31,
                                                           2001         2000
                                                           ----         ----

      Machinery and equipment                            $ 11,543    $  9,664
      Furniture and fixtures                               25,723      21,816
      Automobile                                           30,795      30,795
      Leasehold improvements                               55,850      55,850
                                                         --------    --------
                                                          123,164     118,125
       Less accumulated depreciation                       83,966      71,143
                                                         --------    --------

                                                         $ 39,945    $ 46,982
                                                         ========    ========

Depreciation expense for the period November 1, 2000 to June 6, 2001 and the year ended October 31, 2000 amounted to $12,823 and $21,990, respectively.

Note 4 - Income Taxes

Income tax expense is based on reported results of operations; deferred federal income taxes

                                 J. ESPO'S INC.
                          Notes to Financial Statements

reflect the impact of temporary differences. Income taxes consisted of the following:

                                                         June 6,     October 31,
                                                           2001         2000
                                                           ----         ----
      Current taxes
          Federal                                        $    --      $ 2,728
          State                                               --        1,870
                                                         -------      -------
                                                              --        4,598
                                                         -------      -------
      Deferred tax expense (benefit)
          Federal                                             --         (428)
          State                                               --         (440)
                                                         -------      -------
                                                              --         (868)
                                                         -------      -------
       Effect of prior year under-accrued taxes               --           78
                                                         -------      -------
                                                         $    --      $ 3,808
                                                         =======      =======

Note 5 - Note Payable

The Company has a bank line of credit with Bridgehampton National Bank that provides short-term borrowings up to $100,000. Interest on advances is payable monthly at two percent over the prime rate. The note payable to the bank is collateralized by cash deposits, inventories and equipment, and is guaranteed by an officer/stockholder of the Company. The outstanding balance on the bank line of credit was $33,969 on June 6, 2001. There was no outstanding balance on the bank line of credit on October 31, 2000.

Note 6 - Long-term Debt

Long-term debt consists of an automobile loan payable to Suffolk County National Bank in monthly installments of $500 inclusive of interest at a rate of 9.15%. The loan matures on July 29, 2003 and is guaranteed by an officer/stockholder of the Company. Interest expense related to the automobile loan was $882 for the period November 1, 2000 to June 6, 2001 and $1,489 for the year ended October 31, 2000.

Long-term debt matures as follows:

      2001                                                            $1,672
      2002                                                             5,334
      2003                                                             4,332
                                                                     -------
                                                                     $11,338
                                                                     =======

                                 J. ESPO'S INC.
                          Notes to Financial Statements

Note 7 - Lease Commitment

The Company leases its primary retail space under a non-cancelable operating lease that expires in December 2002. Management has indicated its intentions to renew the lease for a five-year period beginning on January 1, 2003. The new lease will provide for monthly rent of $3,500. Future minimum annual rent payments under the lease for the years ending October 31 are as follows:

                2001                                        $ 19,200
                2002                                          19,200
                2003                                          38,200
                2004                                          42,000
                                                            --------
                                                            $118,600
                                                            ========

Rent expense of $11,200 and $19,500 was charged to operations for the period November 1, 2000 to June 6, 2001 and the year ended October 31, 2000, respectively.

Note 8 - Litigation

The Company was a defendant in a lawsuit commenced by a former supplier on July 1, 1996. The Company executed a counterclaim for damages caused by an alleged defective tender of delivery. The Company had anticipated obtaining a favorable judgment in the case. However, the Company entered into a settlement on May 15, 2000 to pay the supplier $20,000 for merchandise that had already been sold.

Note 9 - Related Party Transactions

The Company leases its Easthampton, New York store from a corporation that is 50%-owned by the Company's principal stockholder. The lease requires monthly payments of $1,600, and the Company is responsible for all insurance and utilities.

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amounts of $28,742 and $27,610 as of June 6, 2001 and October 31, 2000, respectively. There were no specific repayment terms on the amount due to an officer/stockholder.

Note 10 - Subsequent Events

On June 7, 2001, the business operations and substantially all of the net assets of the Company were acquired by three newly formed companies, Surf Group Inc., JRE Inc., and Sun & Surf Inc., whereby each of the new companies distributed all of their outstanding shares of common stock as a dividend to the Company's stockholders (the "Spinoff"). The distribution resulted in the

                                 J. ESPO'S INC.
                          Notes to Financial Statements

issuance of one share of each of the three new the companies' common stock for each share of the Company's common stock held of record as of December 18, 2000. The Spinoff was accomplished through distribution agreements which defined the assets that were contributed to and the liabilities that were assumed by the three new companies.