Form 10KSB
period 2002-12-31
TDS TELEMEDICINE INC
filed 2003-04-16
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-33513

                             tds (Telemedicine) Inc.
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

                         Common Stock, par value, $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the fiscal year ended December 31, 2002 were $1,114,312.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on April 14, 2003, based on the average bid and asked price of such common equity on the Over the Counter Bulletin Board ("OTCBB") on such date, was approximately $20,500,000. As of April 14, 2003 there were outstanding 66,007,296 shares of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

        Yes|_| No |X|

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

PART I

Recent Developments

As of December 18, 2002 the Company had 3,640,072 shares issued and outstanding and was solely engaged in the telemedicine diagnostic service business through its subsidiary tds (Telemedicine) Inc., a Delaware corporation formed July 29, 2002 ("TDS-USA").

For accounting purposes the fiscal year end of the Company has been changed from that of October 31st to that of December 31st.

On January 7, 2003, the Company effected a one into 18 forward stock split such that at that time the Company had 65,521,296 shares of its Common Stock issued and outstanding.

The Company's financial statements for the fiscal years ended October 31, 2001 and 2002 were audited by Stewart H. Benjamin CPA P.C., whose report on such financial statements did not include any adverse opinion, or disclaimer of opinion, nor was the report qualified or modified as to audit scope or accounting principles. There were no disagreements with Stewart H. Benjamin CPA P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures in connection with the audit for the fiscal year ended October 31, 2001 and 2002 or any financial statements to be filed for subsequent interim periods preceding dismissal.

However, on February 12, 2003, our board of directors dismissed Stewart H. Benjamin CPA P.C. as our principal independent public accountant and selected Weaver & Tidwell of Fort Worth, Texas to serve as our independent public accountant for the interim period November 1, 2002 to December 31, 2002 and for the fiscal year ending December 31, 2003. At no time since its engagement has Weaver & Tidwell had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant. Weaver & Tidwell is associated with BKR Haines Watts Manchester of Manchester, England, the accountants for the Company's English subsidiaries.

The decision to change independent auditors was unanimously approved by the Board of Directors of the Company in order to obtain accounting services closer to the Company's intended initial operations in Texas. Stewart H. Benjamin CPA P.C. continued to report on the Company's former clothing business operations which were discontinued by the Company on December 18, 2002.

Effective February 13, 2003, the Company changed its name from Surf Group, Inc. to tds (Telemedicine) Inc. The Company's CUSIP number was changed to 87237Q 10 4 and its former trading symbol "SRFG" was been changed to "TDST" as a result of the name change.

Item 1. Description of Business

Historical Business Development

The Company was formed as a New York corporation on November 30, 2000 As a result of the Company's reverse merger with TDS-USA, the Company through its subsidiary TDS-USA conducts business only in the telemedicine diagnostic services industry in which its predecessors have been engaged since January 1998. The Company conducts business in two initial and distinct areas of the medical industry. The first of these is the Company's traditional base of dermatology and the second is diabetic retinopathy.

Dermatology Services.

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

Diabetic Retinopathy.

Currently, individuals with diabetic conditions can go blind if their blood chemistry balance is not maintained within an acceptable range of tolerances. One means of monitoring this is by regularly examining the retinal surface of the individual's eye.

As a result of its work in the Border area of Texas it has become clear to the Company that diabetic retinopathy screening using a very similar telemedical service to that provided for dermatology would be welcomed by Medicaid and the local population.

An almost identical referral pathway, clinic format and relationship with clinical partners and Medicaid will occur. The service delivery model is almost identical with nursing staff holding clinics and utilizing both laptops and specialized cameras in much the same way.

The potential for diabetic retinopathy screening is arguably greater within the USA than the dermatology service. The reason for this is that the insurance industry welcomes any service that can demonstrate significant financial advantages. The case for meeting the cost of screening against the known costs of paying for the failure to treat early complications caused by diabetes is a compelling one and one that is accepted by the insurance industry.

These and many other medical conditions exist in which the patient and the diagnosing physician are separated by either space or time or both. The telemedicine diagnostic services industry utilizes the internet and digital and voice telecommunication technologies to bridge this separation of patient and physician.

TDS-USA has a wholly owned subsidiary tds (Telemedicine) Limited, an English limited liability entity formed November 24, 1997 ("TDS UK") which in turn has a wholly owned subsidiary tds (Dermatology) Limited formed December 22, 1998 (TDS-UK-Sub"). Since January 1998, TDS-UK-Sub has been providing diagnostic telemedical dermatology services to the National Health Service in the United Kingdom. During that time, TDS-UK-Sub has become established with over 10,000 patients being treated within each of the calendar years ended December 31, 2001 and 2002.

In 2000, TDS-UK management identified an opportunity to expand its telemedicine diagnostic services to the United States. It is currently anticipated that we will provide our services initially in Texas, both in the fields of dermatology and in diabetic retinopathy. Beginning in 2002, TDS-UK management has had discussions with University of Texas-Medical Branch in Galveston, Texas, or UTMB, which while recognized as a world leader in the field of telemedicine, has little experience in the area of "store and forward" technology. Current Company management continued their discussions with UTMB as to the possibility of working together to develop suitable telemedicine diagnostic services in Texas. In the event that TDS-USA and UTMB reach an agreement in this regard, it is not expected that TDS-USA will be prohibited from partnering with other universities, hospitals or physician groups (hereinafter referred to as "Clinical Partners") if necessary due to volume and/or geographic coverage needs.

Plan of Operations

The following format describes the anticipated association between TDS-USA and its Clinical Partners and outlines the way in which the parties propose to address the clinical needs of the population by initially providing telemedicine diagnostic services within 150 miles of the border between Texas and Mexico (the "Treatment Area"). This area has been designated by the State of Texas and Medicaid as the area in which a pilot telemedicine program can be launched.

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

It is anticipated that Medicaid will provide TDS-USA with a list of PCPs in the Treatment Area that participate in the Medicaid program. Those PCPs will then be made aware of the telemedicine diagnostic services that are available through TDS-USA and its Clinical Partners.

Company Management intends to identify a variety of suitable locations across the Treatment Area in which to locate Clinics where Clinic Nurses would be able to see patients and create the detailed dermatology or retinal pathology medical record along with appropriate images. These Clinics are expected to be in existing physician practices, local health centers or hospital outpatient departments. TDS-USA expects to hire Clinic Nurses and provide the equipment and supplies for the telemedicine diagnostic services that will be provided at the Clinic.

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

An appointment with a Clinic Nurse is expected to take approximately 20 minutes. During the appointment, the Clinic Nurse will create a detailed electronic medical record regarding the patient's condition. The Clinic Nurse will take a number of pictures of the appropriate area or areas. The special cameras used by the Clinic Nurses are specifically designed to allow for clear electronic images of the condition being imaged.

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

Medicaid Contract and Other Reimbursement Programs

In the first instance, it is anticipated that the TDS-USA telemedicine diagnostic services will be offered to Medicaid for an initial period of 3 years. Invoices will be sent to Medicaid at the end of each month and will describe the services that have been provided, including patient names, Clinic locations, treatment dates and the names of the referring PCPs. Any treatment provided by a secondary clinician will be billed to Medicaid by that clinician and will not be covered by the agreement between TDS-USA and Medicaid.

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

Research and Development

During the calendar year ended December 31, 2002, the Company estimates that TDS-UK has spent (pound)89,000 on software and web site and development activities, none of which was borne directly by its customers.

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

Our business needs to comply with HIPAA

The Health Insurance Portability and Accountability Act of 1996 (the "HIPAA"), mandated, among other things, a package of rules to address so-called "administrative simplifications." Congress required the United States Department of Health and Human Services ("HHS") to promulgate a set of interlocking regulations establishing standards and protections for health information systems. The first final regulation in this set, Standards for Electronic Transactions, 65 F.R. 50312, was published on August 17, 2000. The final regulations regarding Standards for Privacy of Individually Identifiable Health Information, 67 F.R. 53182, was published on August 14, 2002 and the final rule regarding the Standard Unique Employer Identifier was published on May 31, 2002 at 67 F.R. 38009. Other regulations have been proposed establishing the unique identifiers for providers for such transactions and a rule establishing standards for the security of electronic information systems. All of these regulations are intended to establish federal standards concerning the use, disclosure, and protection of health care information which, by its nature, can be linked to specific individuals. These regulations are highly complex and may be costly to implement and comply with. Compliance with certain of these regulations must be achieved by April 14, 2003. The Company believes its web based format has fully complied with these regulations since 2002. Other related regulations will have later compliance dates.

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

Federal Medicare and Medicaid Law (Ethics in Patient Referrals Act of 1989, as amended commonly referred to as "Stark I" and "Stark II") prohibits physicians from making referrals of Medicare beneficiaries, Medicaid recipients and enrollees in certain federal health care programs, for certain designated health care services to entities in which the referring physician or any immediate family member has financial interest including an ownership interest or compensation arrangement, subject to certain statutory exceptions. Stark I and Stark II also prohibit an entity from billing Medicare, Medicaid, or any other Federal health care program for services rendered pursuant to a prohibited referral unless one of several delineated exceptions apply. Violations can result in denial or recoupment of payment, imposition of substantial civil monetary penalties and exclusion from Medicare and Medicaid. Stark I and Stark II contain a number of statutory exceptions for certain arrangements, such as employment arrangements, personal services arrangements and physician recruitment activities meeting specified criteria, which are not considered violative of the Stark I and Stark II prohibitions. Regulations promulgated on January 4, 2001 with respect to interpretation of Stark II, provide further clarification regarding the application of the statute.

Furthermore, Texas has a law similar to the Anti-Kickback Law that prohibits a physician from employing, paying or rewarding any person or entity for securing or soliciting a patient or patronage.

We believe that the relationship we have with physicians, other providers and other sources of patient referrals either qualify for safe harbor protection under the Anti-Kickback Law or do not constitute violations of that law or the Texas law that prohibits kickbacks. In addition, we believe the financial relationships we have with physicians comply with the terms of Stark I and Stark
II. However, in light of the narrowness of the safe harbor regulations, and the scarcity of case law interpreting the Anti-Kickback Law, Stark I and Stark II, there can be no assurance that we have complied with the Anti-Kickback Law or Stark I, Stark II or the Texas kickback prohibition, and if not, whether any sanction imposed would have a material adverse effect on the condition of our Company.

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

Employees

As of December 31, 2002, TDS-UK maintained 14 employees of whom 11 and 3 were full time and part time employees, respectively. In addition TDS-UK retained the services of ten (10) clinical specialists.

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

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

The Company's Common Stock traded on the Over-the Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "SRFG" from the date the Company's Form 211 was accepted by NASD on September 26, 2002 to the Company's change of name and trading symbol on February 13, 2003. After that date, the Company's trading symbol has been "TDST".

The following table sets forth the high and low closing bid quotations for the Company's Common Stock since its initial commencement of trading on the OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

         For the interim period
         September 2002 to
         October 31, 2002                          High              Low
                                                  $  .756           $ .108

On November 6, 2002 the Company announced that it would change its business from retail and wholesale clothing to that of telemedicine diagnostic services. On December 18, 2002 the Company acquired TDS-USA and its wholly owned subsidiary TDS-UK and the prior clothing business conducted by the Company was discontinued. Accordingly, stock price information for prior periods do not reflect the Company's present business.

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

         For the interim period
         January 7, 2003 to
         April 14, 2003                             High                Low
         [Post-Split Basis]                       $  2.00             $  .10

As of April 14, 2003, there were 66,007,296 shares of Company Common Stock issued and outstanding held by approximately 26 registered holders of record. This number excludes individual shareholders holding stock under nominee security position listings holding in excess of 10,000,000 shares.

The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the pricing and liquidity of an investment in the Company's securities may be adversely affected. Because of our stock price, our Common Stock is subject to the SEC's penny stock rules which adversely affects the ability of persons to purchase or sell our Common Stock. On April 14, 2003 the last sale on the Over-the-Counter Bulletin Board was $0.77.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Result of Operation:

Our revenues for the year-end, December 31, 2002 were $1,114,312. This represents an increase from 2001 revenues of $1,085.290, a 3% increase. The Company had a net loss of $487,099 for the year ended December 31, 2002 versus a net loss of $31,509 for the year ending December 31, 2001. Company management attributes the small sales growth and resulting operational losses were caused by a number of factors. As a relatively new and lean Company the time and senior management were obliged to commit to the procurement of investment monies meant that their ability to develop new business opportunities was curtailed. This in particular impacted on the UK operation where Government budgetary constraints meant that existing contracts were limited towards the end of the year as financial restraints were applied to activity levels. Ironically the success of the service was the major cause of this downturn. When money became tight the fact that the dermatology service was under control as a result of the Company input meant that what little money was available went on more needy areas of health care and away from the dermatology service. It is also evident that the actual financial cost of raising funds over a considerable period of the year had a significant adverse affect on the Company's performance. The fact that these costs are handled from an accounting perspective in a different way in accordance with US generally accepted accounting principles as compared to that of England also adds to the burden carried in this first year of USA operation. In parallel with the fund raising, management was also involved in not only developing the dermatology opportunity in the USA but also in researching and developing the diabetic retinopathy service. This new venture was felt to be a critical and very attractive additional service that the Company could offer. It takes all the experience that the Company has gained in telemedicine and applies it sensibly to a market that is destined to expand rapidly in both the USA and the UK. It is particularly attractive in the USA where the insurance aspect of the market makes a screening programme that realistically and quantifiably saves the insurer money is a very saleable product. Whilst the performance may appear disappointing at first glance the operational foundation of the Company for the future is in many ways stronger.

Sources of Liquidity

Subject to the Company's receipt of the $349,000 capital contribution which is anticipated to be received in late April 2003, Company management believes the Company will have a sufficient amount of cash to satisfy its cash requirements through December 31, 2003.

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors, a further $18,750 was received in January 2003 and the Company expects to receive an additional capital contribution of $349,000 in April 2003.

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

Although we intend to enter into long-term employment agreements with members of senior management in the future, there can be no assurance that such employees or any other employees will not leave the Company or compete against the Company. Our failure to attract or retain qualified employees could have a material adverse effect on our business, operating results and financial condition.

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

We are controlled by management

Our executive officers, directors and affiliated individuals together beneficially own over 60% of the voting control of our capital stock. As a result, these shareholders, acting together, will be able to influence significantly and control most matters requiring approval by our shareholders, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of our Company.

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

Broker-Dealer Restrictions

The impact of "penny stock" rules under the Securities Exchange Act of 1934 on the ability of broker-dealer to sell Company shares. It is unlawful for a broker or dealer to effect a transaction in any penny stock for or with the account of a customer unless, prior to effecting such transaction, the broker or dealer has furnished to the customer a document containing the certain required information set forth in Section 15(g)(2) of the Securities Exchange Act of 1934 and obtains a manually signed copy from its customer. Penny stocks can be very risky. Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. Thus, you may lose your investment. Be cautious of newly issued penny stock. Your salesperson is not an impartial advisor but is paid to sell you the stock. Do not rely on the salesperson, but seek outside advice before you buy any stock. Federal law requires your salesperson to tell you the "offer" and the "bid" on the stock, and the "compensation" the salesperson and the firm receive for the trade. The "penny stock" rules under the Securities Exchange Act of 1934 limit the broker-dealer to sell Company shares only to customers that fill out all paper work required by the Securities and Exchange Commission in order to purchase such shares, all of which will limit the liquidity of the Company shares.

Item 7. Financial Statements.

The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is information concerning our directors and officers as of December 18, 2002 through the date hereof.

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

Compliance with Section 16(a) of the Exchange Act of Current Management

The foregoing directors filed Form 3 as to their ownership of Company securities on January 3, 2003 and have timely complied with Section 16(a) of the Exchange Act of 1934.

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended December 31, 2000, 2001 and 2002 to the Company's Chief Executive Officer and other executive officers.

--------------------------------------------------------------------------------
                                                                  Restricted
                                                                    Options
                                 Base                  Other       Principle
                                 Annual               Annual         SARs
  Name and Position     Year     Salary    Bonus    Compensation  Stock Awards
--------------------------------------------------------------------------------
Roger Coomber, Chief    2002    $ 91,000    N/A             N/A       N/A
Executive Officer and   2001    $ 62,800    N/A             N/A       N/A
Director                2000    $ 31,400    N/A             N/A       N/A
--------------------------------------------------------------------------------
Keith Freeman, Chief    2002    $111,470    N/A             N/A       N/A
Medical Officer and     2001    $ 86,350    N/A             N/A       N/A
Director                2000    $ 31,400    N/A             N/A       N/A
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Simon Leatham, Chief    2002         N/A    N/A         $12,786       N/A
Financial Officer and   2001         N/A    N/A         $ 2,115
Director(1)(2)
--------------------------------------------------------------------------------
Robin Waterer,          2002     $28,260    N/A             N/A       N/A
Secretary and           2001     $15,700    N/A             N/A       N/A
Director(2)             2000     $15,700    N/A             N/A       N/A
--------------------------------------------------------------------------------

(1)   Paid on a daily rate estimated for an annual basis.

(2)   Employed on a part time basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The principal shareholders of the Company as of December 31, 2002 are as follows:

--------------------------------------------------------------------------------
 Title of Class    Name and Address of    Amount and Nature      Percent of
                    Beneficial Owner     of Beneficial Owner      Class(3)
--------------------------------------------------------------------------------
  Common Stock   Roger Coomber              20,148,480(1)          30.5%
  Common Stock   Keith Freeman              14,653,440(2)          22.2%
  Common Stock   Simon Leatham                      -0-              -0-
  Common Stock   Robin Waterer               4,579,200              6.9%
  Common Stock   Directors and Officers     39,381,120             59.7%
                 as a Group
--------------------------------------------------------------------------------

(1) Roger A. Coomber disclaims the 915,840 shares of Common Stock held by his son, J.A. Coomber, and the 915,840 shares of Common Stock held by his other son, Stephen R. Coomber.

(2) Keith Freeman disclaims the 2,747,520 shares held by K and S.E. Freeman, as trustees

(3) Based on 66,007,296 shares outstanding as of March 27, 2003. The Company Common Stock underwent a 1 into 18 forward stock split effective January 6, 2003.

The Company does not have any authorized preferred stock and there are no outstanding options, warrants, rights, conversion privilege or similar obligations. There are no arrangements that would result in a change of control of the Company. There are no rights for any person to acquire beneficial ownership of any other shares of the Company, except for the conversion rights of the holders of TDS-USA Series A Preferred Stock. Company management has not entered into any voting trust or similar agreements involving Company securities.

Item 12. Certain Relationships and Related Transactions

Messrs. Coomber, Leatham and Waterer are directors of Bentleigh Cross Limited which has no intercompany relationships with the Company and its subsidiaries.

Item 13. Exhibits and Reports on Form 8K.

      (a)  Index to Exhibits

                COMPANY FINANCIAL STATEMENTS                         PAGE
                Report of Independent Certified Public Accountant    F-1#

                Balance Sheets as of December 31, 2002 and 2001      F-2

                Statements of Operations for the
                years ended December 31, 2002 and December 31, 2001  F-3

                Statements of Shareholders'
                Equity for the years ended December 31, 2002
                and 2001                                             F-4

                Statements of Cash Flows for
                the years ended December 31, 2002 and 2001           F-5

                Notes to Financial Statements                        F-6 - F-10#

           #    To be filed by amendment

           3(i)  Articles of Incorporation*

            (ii) By-Laws of tds (Telemedicine) Inc.*

           4 Certificate of Designation of Series A Preferred Stock of TDS (Telemedicine) Inc.

           21.   Company Subsidiaries

           23.   Consent of Accountants #

           99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C 1350)#

           99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18.U.S.C. 1350)#

      --------------
      *     Previously filed with the Company's Form 10SB12G on September 3,
            2002.

      #     To be filed by amendment

      (b) Reports on Form 8K. Reports on Form 8K were filed during the last quarter of the period covered by this report as follows:

            On November 14, 2003, the Company reported that its principal shareholders had entered into an agreement to sell an aggregate of 4,760,250 pre-split shares, or approximately 96% of the Company's Common Stock to a group of individual purchasers; that the Company's existing directors would resign and that four persons designated by the purchasers would be elected as the new directors and officers of the Company. Following the consummation of the transactions, the Company would merge with TDS (Telemedicine) Inc. (TDS-USA") with the Company surviving and TDS becoming a subsidiary of the Company.

            On January 3, 2003, the Company reported that the purchase had been completed on December 18, 2002, the new directors and officers of the Company elected, the merger between the Company and TDS-USA consummated and the wholesale surf clothing business in which the Company had historically been engaged was sold to Jeffrey Esposito, the former Company CEO. As a result of the sale of the wholesale clothing business, the Company was at that time engaged solely in the telemedicine diagnostic services industry in which its predecessors have been engaged since January 1998.

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

                                          tds (TELEMEDICINE) INC.


Date: April 15, 2003                            /s/ Roger Coomber
                                                -------------------------
                                          Roger Coomber
                                          Chief Executive Officer


Date: April 15, 2003                      /s/ Simon A.M. Leatham
                                          -------------------------------
                                          Simon A.M. Leatham
                                          Principal Financial Officer and
                                          Principal Accounting Officer

                                 CERTIFICATIONS

I, Roger Coomber, certify that:

1. I have reviewed this report on Form 10-KSB of tds (Telemedicine) Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on April 15, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                     TITLE(S)                DATE
                              Principal Executive     April 15, 2003
                              Officer
/s/ Roger Coomber
---------------------------
Roger Coomber

                                 CERTIFICATIONS

I, Simon A.M. Leatham, certify that:

1. I have reviewed this report on Form 10-KSB of tds (Telemedicine), Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on April 15, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                     TITLE(S)                DATE
                              Chief Financial         April 15, 2003
                              Officer
/s/ Simon A.M. Leatham
-----------------------------
Simon A.M. Leatham
                             tds (TELEMEDICINE) INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001

                             ASSETS
                                                               2002            2001
                                                             ---------      ---------
CURRENT ASSETS
   Cash                                                      $  49,585      $     290
   Trade accounts receivable                                   149,820        246,996
   Receivable from directors                                    40,501         50,863
   Prepaid expenses                                                 --          8,960
   Subscriptions receivable                                     71,223             --
                                                             ---------      ---------

       Total current assets                                    311,129        307,109

PROPERTY AND EQUIPMENT, at cost
   Medical equipment                                           118,727         70,694
   Other                                                       305,334        141,909
                                                             ---------      ---------

                                                               424,061        212,603
   Less accumulated depreciation                               157,963         55,884
                                                             ---------      ---------

                                                               266,098        156,719
                                                                            ---------

TOTAL ASSETS                                                 $ 577,227      $ 463,828
                                                             =========      =========

                LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                             $  33,541      $ 112,858
   Checks issued in excess of bank balances                     31,028          1,596
   Accounts payable                                            120,600        105,409
   Taxes payable                                               147,985        133,162
   Capital lease - current                                      96,646         64,852
   Other accrued expenses                                       81,014         62,380
                                                             ---------      ---------

       Total current liabilities                               510,814        480,257

LONG-TERM LIABILITIES
   Capital lease                                                45,162         85,589
                                                             ---------      ---------

       Total liabilities                                       555,976        565,846

MINORITY INTEREST                                              357,200             --

MEMBERS' EQUITY
   Common stock, $.001 par value, 100,000,000 shares
     authorized 65,521,296 shares issued and outstanding
     at December 31, 2002                                       65,521         46,764
   Additional paid-in capital (discount)                       233,381        (22,912)
   Accumulated other comprehensive income                      (17,783)         4,099
   Accumulated deficit                                        (617,068)      (129,969)
                                                             ---------      ---------

                                                              (335,949)      (102,018)
                                                             ---------      ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $ 577,227      $ 463,828
                                                             =========      =========

                  The Note to Consolidated Financial Statments
                    are an integral part of this statement.

                           tds (TELEMEDICINE) INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002                 2001
                                               ------------        ------------

OPERATING REVENUES
    Medical consultations                      $  1,114,312        $  1,085,290
                                               ------------        ------------

          Total operating revenues                1,114,312           1,085,290

COST OF SALES                                       694,949             592,320
                                               ------------        ------------

          Gross profit                              419,363             492,970

GENERAL AND ADMINISTRATIVE                          866,426             496,669
                                               ------------        ------------

          Loss from operations                     (447,063)             (3,699)

OTHER INCOME (EXPENSE)
    Interest expense                                (40,036)            (27,810)
                                               ------------        ------------

          Loss before income tax                   (487,099)            (31,509)

INCOME TAX                                               --                  --
                                               ------------        ------------

          Net loss                             ($   487,099)       ($    31,509)
                                               ============        ============

Loss per share:
    Basic                                      ($      0.01)       ($      0.00)
                                               ============        ============

Weighted average number
    of shares outstanding
      Basic                                      47,725,051          46,764,000
                                               ============        ============

                  The Note to Consolidated Financial Statments
                    are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   Additional        Other
                                              Common Stock          Paid-in       Accumulated
                                         ----------------------     Capital      Comprehensive  Accumulated
                                           Shares        Amount    (Discount)    Income (Loss)     Deficit         Total
                                         ----------     -------     ---------      ---------      ---------      ---------
Balance, January 1, 2001                 46,764,000     $46,764     ($ 22,912)     $   2,340      ($ 98,460)     ($ 72,268)

   Other comprehensive income                    --          --            --          1,759             --
   Net loss                                      --          --            --             --        (31,509)

      Total comprehensive income                 --          --            --             --             --        (29,750)
                                         ----------     -------     ---------      ---------      ---------      ---------

Balance, December 31, 2001               46,764,000     $46,764     ($ 22,912)     $   4,099      ($129,969)     ($102,018)

   Sale of common stock                   7,129,296       7,129       257,921                                      265,050

   Reverse acquisition of
     Surf Group, Inc.                    11,628,000      11,628        (1,628)                                   $  10,000

   Other comprehensive income (loss)             --          --            --        (21,882)            --
   Net loss                                      --          --            --             --       (487,099)

      Total comprehensive
          income (loss)                          --          --            --             --             --       (508,981)
                                         ----------     -------     ---------      ---------      ---------      ---------

Balance, December 31, 2002               65,521,296     $65,521     $ 233,381      ($ 17,783)     ($617,068)     ($335,949)
                                         ==========     =======     =========      =========      =========      =========

                  The Note to Consolidated Financial Statments
                    are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002          2001
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               ($487,099)     ($ 31,509)

    Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation                                         102,079         55,496
        Gain on sale of equipment                                 --           (356)
        Changes in assets and liabilities:
          Trade accounts receivable                           97,176       (238,141)
          Prepaid expense                                      8,960         (2,842)
          Accounts payable and accrued expenses               48,648        249,480
          Other comprehensive income                         (21,882)         1,759
                                                           ---------      ---------

            Net cash provided by (used in)
                operating activities                        (252,118)        33,887

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                               --         40,777
    Advance to directors                                      10,362        (18,262)
    Purchase of property and equipment                      (161,752)       (17,946)
                                                           ---------      ---------

             Net cash provided by (used in)
                investing activities                        (151,390)         4,569


CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdrafts                                           29,432        (35,034)
    Proceeds from debt                                            --         53,651
    Payments on debt                                        (137,656)       (56,783)
    Proceeds from sale of common stock                       203,827             --
    Proceeds from subsidiary's sale of preferred stock       357,200             --
                                                           ---------      ---------

            Net cash provided by (used in)
                financing activities                         452,803        (38,166)
                                                           ---------

            Net increase in cash and cash equivalents         49,295            290

CASH AND CASH EQUIVALENTS, beginning of year                     290             --
                                                           ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                     $  49,585      $     290
                                                           =========      =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the year for:
      Interest                                             $  39,349      $  27,810
                                                           =========      =========

      Income taxes                                         $      --      $      --
                                                           =========      =========

NET CASH INVESTING AND FINANCING ACTIVITIES
    Capital lease acquisitions                             $  49,706      $ 199,974
                                                           =========      =========


                  The Note to Consolidated Financial Statments
                    are an integral part of this statement.