Form 10KSB/A
period 2002-12-31
TDS TELEMEDICINE INC
filed 2003-04-29
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                                Ammendment No. 1

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

Item 1. Description of Business

Historical Business Development

The Company was formed as a New York corporation on November 30, 2000. As a result of the Company's reverse merger with TDS-USA, the Company through its subsidiary TDS-USA conducts business only in the telemedicine diagnostic services industry in which its predecessors have been engaged since January 1998. The Company conducts business in two initial and distinct areas of the medical industry. The first of these is the Company's traditional base of dermatology and the second is diabetic retinopathy.

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

Dependence on Customers

TDS-USA has no customers or revenue generating operations to date. In 2001, the largest two customers of TDS-UK each represented approximately 25% of its revenues and no other customer was larger than 10% of revenues. In 2002, 85% of revenues came from 4 customers.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Result of Operation:

Our revenues for the year-end, December 31, 2002 were $1,114,312. This represents an increase from 2001 revenues of $1,085.290, a 3% increase. The Company had a net loss of $487,099 for the year ended December 31, 2002 versus a net loss of $31,509 for the year ended December 31, 2001. Company management attributes the small sales growth and resulting operational losses were caused by a number of factors. As a relatively new and lean Company the time and senior management were obliged to commit to the procurement of investment monies meant that their ability to develop new business opportunities was curtailed. This in particular impacted on the UK operation where Government budgetary constraints meant that existing contracts were limited towards the end of the year as financial restraints were applied to activity levels. Ironically the success of the service was the major cause of this downturn. When money became tight the fact that the dermatology service was under control as a result of the Company input meant that what little money was available went on more needy areas of health care and away from the dermatology service. It is also evident that the actual financial cost of raising funds over a considerable period of the year had a significant adverse affect on the Company's performance. The fact that these costs are handled from an accounting perspective in a different way in accordance with US generally accepted accounting principles as compared to that of England also adds to the burden carried in this first year of USA operation. In parallel with the fund raising, management was also involved in not only developing the dermatology opportunity in the USA but also in researching and developing the diabetic retinopathy service. This new venture was felt to be a critical and very attractive additional service that the Company could offer. It takes all the experience that the Company has gained in telemedicine and applies it sensibly to a market that is destined to expand rapidly in both the USA and the UK. It is particularly attractive in the USA where the insurance aspect of the market makes a screening programme that realistically and quantifiably saves the insurer money is a very saleable product. Whilst the performance may appear disappointing at first glance the operational foundation of the Company for the future is in many ways stronger.

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

                Balance Sheets as of December 31, 2002               F-2

                Statements of Operations for the
                years ended December 31, 2002 and December 31, 2001  F-3

                Statements of Stockholders'
                Equity for the years ended December 31, 2002
                and 2001                                             F-4

                Statements of Cash Flows for
                the years ended December 31, 2002 and 2001           F-5

                Notes to Financial Statements                        F-6 - F-10

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

                                          tds (TELEMEDICINE) INC.


Date: April 28, 2003                            /s/ Roger Coomber
                                                -------------------------
                                          Roger Coomber
                                          Chief Executive Officer


Date: April 28, 2003                      /s/ Simon A.M. Leatham
                                          -------------------------------
                                          Simon A.M. Leatham
                                          Principal Financial Officer and
                                          Principal Accounting Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on April 28, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                     TITLE(S)                DATE
                              Principal Executive     April 28, 2003
                              Officer
/s/ Roger Coomber
---------------------------
Roger Coomber

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on April 28, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                     TITLE(S)                DATE
                              Chief Financial         April 28, 2003
                              Officer
/s/ Simon A.M. Leatham
-----------------------------
Simon A.M. Leatham
                             tds (Telemedicine) Inc.

                                FINANCIAL REPORT

                                DECEMBER 31, 2002

                                    CONTENTS

                                                                            Page

INDEPENDENT AUDITOR'S REPORT................................................F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet.............................................F-2

     Consolidated Statement of Operations...................................F-3

     Consolidated Statement of Changes in Members' Equity...................F-4

     Consolidated Statement of Cash Flows...................................F-5

     Notes to Consolidated Financial Statements.............................F-7
                             tds (TELEMEDICINE) INC.

                          INDEPENDENT AUDITOR'S REPORT

To the Members
tds (Telemedicine) Inc.

We have audited the accompanying consolidated balance sheet of tds (Telemedicine) Inc. as of December 31, 2002, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of tds (Telemedicine) Inc. as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 24, 2003
                             tds (TELEMEDICINE) INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                             ASSETS
                                                               2002
                                                             ---------
CURRENT ASSETS
   Cash                                                      $  49,585
   Trade accounts receivable                                   149,820
   Receivable from directors                                    40,501
   Prepaid expenses                                                 --
   Subscriptions receivable                                     71,223
                                                             ---------

       Total current assets                                    311,129

PROPERTY AND EQUIPMENT, at cost
   Medical equipment                                           118,727
   Other                                                       305,334
                                                             ---------

                                                               424,061
   Less accumulated depreciation                               157,963
                                                             ---------

                                                               266,098


TOTAL ASSETS                                                 $ 577,227
                                                             =========

                LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                             $  33,541
   Checks issued in excess of bank balances                     31,028
   Accounts payable                                            120,600
   Taxes payable                                               147,985
   Capital lease - current                                      96,646
   Other accrued expenses                                       81,014
                                                             ---------

       Total current liabilities                               510,814

LONG-TERM LIABILITIES
   Capital lease                                                45,162
                                                             ---------

       Total liabilities                                       555,976

MINORITY INTEREST                                              357,200

MEMBERS' EQUITY
   Common stock, $.001 par value, 100,000,000 shares
     authorized 65,521,296 shares issued and outstanding
     at December 31, 2002                                       65,521
   Additional paid-in capital (discount)                       233,381
   Accumulated other comprehensive income                      (17,783)
   Accumulated deficit                                        (617,068)
                                                             ---------

                                                              (335,949)
                                                             ---------

TOTAL LIABILITIES AND MEMBERS' EQUITY                        $ 577,227
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation and Presentation

            The accompanying financial statements include the accounts of tds (Telemedicine) Inc. and its wholly owned subsidiary, tds (Telemedicine) Limited. Tds (Telemedicine) Inc. was formed in July 2002 to acquire tds (Telemedicine) Limited (Predecessor). The shareholders of tds (Telemedicine) Inc. became the sole shareholders of tds (Telemedicine) Limited and tds (Telemedicine) Limited became a wholly owned subsidiary of tds (Telemedicine) Inc. by means of an Exchange Agreement dated July 29, 2002. The financial statements include the operations of tds (Telemedicine) Inc. and it Predecessor, pre and post merger.

            All intercompany transactions and balances have been eliminated upon consolidation.

            Included in the accompanying financial statements as minority interest is tds (Telemedicine) Limited Series A preferred stock. The 714,400 shares of preferred stock have a stated value of $.50 with a cumulative dividend of 7 1/2% of stated value.

      Nature of Operations

            The Company utilizes the internet and digital and voice communication technology to bridge the separation between medical patients and diagnosing physicians when medical conditions exist in which the patient and the physician are separated by space, time or both. Since 1998, the Company has been providing these services to the National Health Service in the United Kingdom. Expansion of these services to the United States of America is anticipated in future years.

      Revenue

            Revenue from medical consultations are recognized as services are rendered.

      Property and Equipment

            Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

                Computer equipment                     4 years
                Medical equipment                      5 years
                Other                                  5 years

      Earnings (Loss) Per Common Share

            Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. The Company does not have any other potential common shares.

      Cash Flows Presentation

            For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

      Advertising

            The Company expenses all advertising costs as incurred. Expense for the years ended December 31, 2002 and 2001 was immaterial.

      Allowance for Doubtful Accounts

            All receivables for which collection is doubtful have been written off by management. Thus, no allowance is included in the accompanying financial statements.

      Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Financial Instruments

            Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments.

      Long-lived Assets

            Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

      Foreign Currency Translation

            Assets, liabilities and operations of subsidiaries are recorded based on the functional currency of each entity. For the foreign operations, the functional currency is the local currency, in which case the assets, liabilities, and operations are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U. S. dollar. The resulting gains or losses are reported as a component of stockholders' equity.

NOTE 2. GOING CONCERN

      The financial statements have been prepared on a going concern basis which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred substantive losses in 2002 and 2001 and has negative working capital and stockholders' equity at December 31, 2002. The appropriateness of using the going concern basis is dependent upon the Company's ability to raise additional financing and to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management of the Company is currently attempting to raise equity capital and is exploring other methods of financing operations. The Company is seeking to expand its current United Kingdom telemedicine business model into the U.S.. In fact, a significant portion of the Company's recent losses are due to the initial costs of evaluating and initiating U.S. operations. While the telemedicine services market is highly competitive, management of the Company believes the Company business model is sound and additional financing can be obtained. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and trade receivables. All cash is maintained in banks in the United Kingdom.

      Concentrations of credit risk with respect to trade receivables consist principally of medical service customers operating within the United Kingdom.

      No allowance for doubtful accounts has been provided for trade accounts receivable since recorded amounts are determined to be fully collectible.

NOTE 4. NOTES PAYABLE

      Notes payable consist of the following at December 31, 2002:

            Note payable to a financial institution,
            unsecured, interest at 1.25% above the
            prevailing bank base rate at time of borrowing;
            original term for five years; classified in
            accompanying financial statements as due on
            demand due to default under loan agreement                    33,541
                                                                        --------
            Total notes payable                                         $ 33,541
                                                                        ========

NOTE 5. PROPERTY UNDER CAPITAL LEASE

      The Partnership leases equipment with a total cost of $276,580, which are classified as capital leases. Amortization of capital leases is included in depreciation expense. Accumulated depreciation on the equipment was $143,805 at December 31, 2002. The following is a schedule by year of future minimum lease payments under the capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2002:

            2003                                            $103,358
            2004                                              37,438
            2005                                               9,880
                                                            --------

            Total minimum lease payments                     150,676
            Less amount representing interest                  8,868
                                                            --------

            Present value of net minimum lease payments      141,808
            Less current portion                              96,646
                                                            --------

            Noncurrent portion                              $ 45,162
                                                            ========

NOTE 6.   INCOME TAXES

      Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      The Company federal tax provision consists of the following:

                                                  2002          2001
                                                  ----          ----

            Current                               $ --          $ --
            Deferred                                --            --
                                                  ----          ----

                                                  $ --          $ --
                                                  ====          ====

      The income tax provision differs from that computed by applying statutory rates to net income as follows:

                                                   2002         2001
                                                 ---------    -------

            Taxes at statutory rates (benefit)   ($165,613)   ($9,643)
            Losses no providing tax benefits       165,613      9,643
                                                 ---------    -------
            Tax provision (benefit)              $      --    $    --
                                                 =========    =======

      At December 31, 2002 and 2001, the deferred tax asset and liability balances are as follows:

                                         2002        2001
                                      ---------    --------

            Deferred tax asset
                 Net operating loss   $ 195,500    $ 35,448

            Deferred tax liability
                 Depreciation           (32,925)     (9,280)
                                      ---------    --------

            Net deferred tax asset      162,575      26,168
            Valuation allowance        (162,575)    (26,168)
                                      ---------    --------

                                      $      --    $     --
                                      =========    ========

      The net change in the valuation allowance for 2002 and 2001 is an increase of approximately $136,400 and $9,600, respectively. The deferred tax asset is due to the net operating loss carryover.

      The Company has a net operating loss carryover of approximately $315,000 available to offset future income for U.K. income tax reporting purposes and approximately $260,000 for U. S. tax reporting purposes.

NOTE 7. COMPREHENSIVE INCOME

      Comprehensive income consists of the following for the years ended December 31, 2002 and 2001:

                                                              2002       2001
                                                            --------    ------

            Other comprehensive income:
                 Foreign currency translation gain (loss)   ($21,882)   $1,759
                 Reclassification adjustment                      --        --
                 Tax effect                                       --        --
                                                            --------    ------

            Net foreign currency translation gain           ($21,882)   $1,759
                                                            ========    ======

      Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments.

NOTE 8. TRANSFER OF TRADE RECEIVABLES

      The Company has entered into a factoring agreement with Royal Bank of Scotland Commercial Services Limited. This agreement does not meet the criteria for sales recognition and, accordingly, is accounted for as a secured borrowing with a pledge of collateral.

NOTE 9. BUSINESS COMBINATION

      tds (Telemedicine) Inc. was a privately held company in the U.K. prior to December 2002. On December 18, 2002 the Company consummated a merger with Surf Group, Inc., a publicly traded U. S. company. As a result of the merger, the principle shareholders of tds (Telemedicine) Inc. assumed control of Surf Group, Inc. While Surf Group, Inc. was the acquiring entity for legal purposes, tds (Telemedicine) Inc. is considered the acquiring entity for accounting purposes. In connection with the merger, Surf Group, Inc. issued 53,893,296 shares of common stock to the owners of tds (Telemedicine) Inc.

      At the date of merger, Surf Group, Inc. had $10,000 cash, no liabilities and no ongoing operations. Accordingly, $10,000 has been assigned as the value of the common stock retained by the Surf Group, Inc. shareholders pursuant to the merger. Pro Forma information has not been provided since there would be no significant difference compared to the amounts included in the accompanying financial statement. The accompanying financial statements include the operations of tds (Telemedicine) Inc. for the periods shown and the operations of Surf Group, Inc. post merger (December 18, 2002).

      In February 2003, Surf Group, Inc. changed its name to tds (Telemedicine) Inc.

NOTE 10. STOCK SPLIT

      On January 7, 2003, the Company effected a 1 into 18 forward stock split. All references to number to common shares in the accompanying financial statements have been retro actively adjusted to give effect to the stock split.

NOTE 11. MAJOR CUSTOMERS

       In 2002, 84% of sales were to four customers. These customers comprised 57% of trade receivables at December 31, 2002.

      In 2001, 26% of sales were to two customers.