Form 10QSB
period 2003-03-31
TDS TELEMEDICINE INC
filed 2003-05-20
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

|_|   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act

                        Commission file number 000-33513

                             tds (Telemedicine) Inc.
        (Exact name of small business issuer as specified in its charter)

             New York                                        11-3579554
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                            Identification No.)

Suite 1300 One Riverfront Plaza, Newark, New Jersey          07102
(Address of principal executive offices)                     (Zip Code)

Issuer's Telephone Number: (973) 643-7000

Former Name and Address: Surf Group Inc.
                         57 Main Street
                         East Hampton, New York 11937

Former Fiscal Year end: October 31

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Applicable Only to Corporate Issuers:

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of May 9, 2003 is 66,007,296.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Forward Looking Statements

In addition to historical information, this Form 10-QSB contains forward looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. When used in this Form 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed in the Company's recent Form 10K in the sections entitled "Item 1 - Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" particularly the subsection of such Item 6 entitled "Factors That May Impact Future Operations."

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             tds (TELEMEDICINE) INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                     March 31,        December 31,
                                                                       2003               2002
                                                                    -----------       ------------
                                   ASSETS                           (Unaudited)
CURRENT ASSETS
    Cash                                                             $   8,351         $  49,585
    Trade accounts receivable                                           54,218           149,820
    Prepaid Expenses                                                    38,432                --
    Receivable from directors                                           29,919            40,501
    Subscriptions receivable                                                --            71,223
                                                                     ---------         ---------

         Total current assets                                          130,920           311,129

PROPERTY AND EQUIPMENT, at cost                                        437,765           424,061
    Less accumulated depreciation                                      179,928           157,963
                                                                     ---------         ---------

                                                                       257,837           266,098
                                                                     ---------         ---------

TOTAL ASSETS                                                         $ 388,757         $ 577,227
                                                                     =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable                                                    $  70,904         $  33,541
    Checks issued in excess of bank balances                            30,725            31,028
    Accounts payable                                                   110,559           120,600
    Taxes payable                                                      191,641           147,985
    Capital lease obligations - current                                 85,376            96,646
    Other accrued expenses                                              53,151            81,014
                                                                     ---------         ---------

         Total current liabilities                                     542,356           510,814

LONG-TERM LIABILITIES
    Capital lease - obligations                                         29,910            45,162
                                                                     ---------         ---------

         Total liabilities                                             572,266           555,976

MINORITY INTEREST                                                      357,200           357,200

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value                                       66,007            65,521
    Additional paid-in capital                                         251,645           233,381
    Accumulated deficit                                               (839,053)         (617,068)
    Accumulated other comprehensive income (loss)                      (19,308)          (17,783)
                                                                     ---------         ---------

         Total stockholders' equity (deficit)                         (540,709)         (335,949)
                                                                     ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 388,757         $ 577,227
                                                                     =========         =========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  March 31,          March 31,
                                                    2003               2002
                                                ------------       ------------

OPERATING REVENUES
     Medical consultations                          $117,866           $264,935
                                                ------------       ------------

              Total operating revenues               117,866            264,935

COST OF SERVICES                                     103,104            165,749
                                                ------------       ------------

              Gross profit                            14,762             99,186

GENERAL AND ADMINISTRATIVE EXPENSE                   233,355            177,965
                                                ------------       ------------

              Loss from operations                  (218,593)           (78,779)

OTHER INCOME (EXPENSE)
     Interest expense                                 (3,391)            (2,883)
                                                ------------       ------------

              Loss before income tax                (221,984)           (81,662)

INCOME TAX                                                --                 --
                                                ------------       ------------

              Net loss                             ($221,984)          ($81,662)
                                                ============       ============

Loss per share:
     Basic                                            ($0.01)            ($0.01)
                                                ============       ============

Weighted average number
     of shares outstanding
        Basic                                     65,845,296         46,764,000
                                                ============       ============

The Notes to Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                 March 31,      March 31,
                                                                   2003           2002
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                            ($27,184)       $44,847

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment               (16,860)       (12,466)
                                                                 --------       --------

                      Net cash used in operating activities       (16,860)       (12,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Advances from affiliates, net                     10,582             --
                 Payments on Debt                                 (26,522)       (32,638)
                 Sale of common stock                              18,750             --
                                                                 --------       --------

                      Net cash provided (used) in financing
                           activities                               2,810        (32,638)
                                                                 --------       --------

                 Net increase (decrease)
                    in cash and cash equivalents                  (41,234)          (257)

CASH AND CASH EQUIVALENTS, beginning of year                       49,585            290
                                                                 --------       --------

CASH AND CASH EQUIVALENTS, end of year                             $8,351            $33
                                                                 ========       ========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                    Notes to Financial Statements (Unaudited)
                           PERIOD ENDED March 31, 2003

1. Basis of Presentation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10KSB for the prior fiscal year ended December 31, 2002.

2. Net Income (Loss) Per Common Share.

Net income per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the period.

3. Going Concern

The financial statements have been prepared on a going concern basis which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses in recent years and has negative working capital and stockholders' equity at March 31, 2003. The appropriateness of using the going concern basis is dependent upon the Company's ability to raise additional financing and to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

      The opening quarter of 2003 was disappointing but not unexpected. The workload downturn that was experienced in the final quarter of 2002 was destined to continue into this first quarter as the National Health Service budgets on which payment depends, are not renewed until the start of the second quarter of the year. As previously reported this lack of activity was in part to do with the success of the service in ensuring that dermatology waiting times were not the priority they once were in some of the areas were long term contracts exist. The result was that when finances became tight, funds set aside for telemedicine diagnostic services were redirected to other more pressing areas of clinical need. Indications are that these contracts will return once a new financial years budgetary allocation is available. In addition new contracts are due to commence in the second quarter.

      It is noticeable that costs have been adjusted wherever possible to reflect this downturn with a lean approach to staffing and other variable costs.

      This overall performance was not unexpected, though obviously not welcomed, and was therefore fully addressed and incorporated when financial forecasts for the current year were formulated and published earlier this year.

      Our revenues for the quarter ending March 31, 2003 were $117,866. This represents a decrease from 2002 revenues for the same period of $147,069 a 56% decrease. The Company had a net loss of ($221,984) for the quarter ending March 31, 2003 versus a net loss of ($81,622) for the quarter ending March 31, 2002. Company management attributes the decrease in sales and resulting operational losses to a number of factors. As a relatively new and lean Company the time and senior management were obliged to commit to the procurement of investment monies meant that their ability to develop new business opportunities was curtailed. This in particular impacted on the UK operation where Government budgetary constraints meant that existing contracts were limited towards the end of the year as financial restraints were applied to activity levels. Ironically the success of the service was the major cause of this downturn. When money became tight the fact that the dermatology service was under control as a result of the tds input meant that what little money was available went on more needy areas of health care and away from the dermatology service. It is also evident that the actual financial cost of raising funds over a considerable period of the year had a significant adverse affect on the Companies performance. The fact that these costs are handled from an accounting perspective in a different way in accordance with US generally accepted accounting principles as compared to that of England also adds to the burden carried in this first year of USA operation. In parallel with the fund raising, management was also involved in not only developing the dermatology opportunity in the USA but also in researching and developing the diabetic retinopathy service. This new venture was felt to be a critical and very attractive additional service that the Company could offer. It takes all the experience that the Company has gained in telemedicine and applies it sensibly to a market that is destined to expand rapidly in both the USA and the UK. It is particularly attractive in the USA where the insurance aspect of the market makes a screening programme that realistically and quantifiably saves the insurer money is a very saleable product. Whilst the performance may appear disappointing at first glance the operational foundation of the Company for the future is in many ways stronger.

Sources of Liquidity

Subject to the Company's receipt of the $349,000 capital contribution which is anticipated to be received in late May 2003, Company management believes the Company will have a sufficient amount of cash to satisfy its cash requirements through December 31, 2003.

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors, a further $18,750 was received in January 2003 and the Company expects to receive an additional capital contribution of $349,000 in late May 2003 .

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

Item 3. Controls and Procedures.

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

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not involved in any legal proceedings during the three month period ending March 31, 2003 and it and its subsidiaries TDS-USA and TDS-UK are not involved in any legal proceedings as of the date of this report, other than routine mattes incidental to is business.

Item 2. Changes in Securities.

In January 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 486,000 shares of its Common Stock to third party investors for $18,750 to recognize previously accepted subscription agreements, the funds for which were realized by the Company only at that time. The investors were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities. (None)

Item 4. Submission of Matters to a Vote of Security Holders.

The Board of Directors, by written consent on January 6, 2003, had approved, and shareholders holding 39,381,120 (approximately 60%) of our outstanding voting shares on January 6, 2003, have consented in writing, to an amendment to the Company's Certificate of Incorporation to change its name to tds (Telemedicine) Inc. An Information Statement setting forth the authorization of the amendment to our Certificate of Incorporation by the Board of Directors were mailed to shareholders on January 20, 2003. As disclosed in the Information Statement, on February 10, 2003 the Company filed the amendment to our Certificate of Incorporation with the New York Department of State at which time the change of our name to tds (Telemedicine) Inc. became become effective. The Company's trading symbol was changed at that time to "TDST".

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                 Number       Name and/or Identification of Exhibit

                 99.1         Certification of the CEO pursuant to Section 906

                 99.2         Certification of the CFO pursuant section 906

(b) Reports on Form 8-K. During the quarter for which this report is filed, a Report on Form 8-K was filed January 3, 2003 reporting: changes in control of registrant, acquisition or disposition of assets, agreement and plan of merger. No financial statements were filed with this report.

A second report on Form 8-K was filed on February 13, 2003 reporting: changes in registrant's certifying accountant, change in fiscal year, press release on change of name, accountant and fiscal year. No financial statements were filed with this report.

An Amendment 1 to form 8-K filed on January 3, 2003 was filed on March 5, 2003 reporting: changes in the control of registrant and financial statements for the year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        tds Telemedicine Inc..


                                        By: /s/ Roger Albert Coomber
                                            ------------------------------------
                                        Name:  Roger Albert Coomber
                                        Title: Chief Executive Officer

Dated: May 20, 2003

                                 CERTIFICATIONS

I, Roger Coomber, certify that:

1. I have reviewed this report on Form 10-QSB of tds (Telemedicine) Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on May 20, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                           TITLE(S)                        DATE


/s/ Roger Coomber         Principal Executive Officer               May 20, 2003
---------------------
Roger Coomber

I, Simon A.M. Leatham, certify that:

1. I have reviewed this report on Form 10-QSB of tds (Telemedicine), Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report on May 20, 2003; and c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

SIGNATURE                           TITLE(S)                        DATE


/s/ Simon A. M. Leathan      Chief Financial Officer                May 20, 2003
-------------------------
Simon A.M. Leatham