Form 10KSB/A
period 2002-12-31
TDS TELEMEDICINE INC
filed 2003-06-09
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                                Ammendment No. 2

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

This amendment restates the entire Form 10KSB Amendment 1 filed on April 29, 2003 and reflects minor corrections to the Consolidated Statement of Cash Flow and to Note 1 of the Consolidated Financial Statements.

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

                                          tds (TELEMEDICINE) INC.


Date: April 28, 2003                      /s/ Roger Coomber
                                          -------------------------------
                                          Roger Coomber
                                          Chief Executive Officer


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

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002          2001
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               ($487,099)     ($ 31,509)

    Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation                                          95,913         55,496
        Gain on sale of equipment                                 --           (356)
        Changes in assets and liabilities:
          Trade accounts receivable                          124,430       (238,141)
          Prepaid expense                                      9,948         (2,842)
          Accounts payable and accrued expenses               15,440        249,480
          Other comprehensive income                          (5,156)         1,759
                                                           ---------      ---------

            Net cash provided by (used in)
                operating activities                        (246,524)        33,887

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                               --         40,777
    Advance to directors                                      10,362        (18,262)
    Purchase of property and equipment                      (138,293)       (17,946)
                                                           ---------      ---------

             Net cash provided by (used in)
                investing activities                        (127,931)         4,569


CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdrafts                                           29,432        (35,034)
    Proceeds from debt                                            --         53,651
    Payments on debt                                        (166,709)       (56,783)
    Proceeds from sale of common stock                       203,827             --
    Proceeds from subsidiary's sale of preferred stock       357,200             --
                                                           ---------      ---------

            Net cash provided by (used in)
                financing activities                         423,750        (38,166)
                                                           ---------

            Net increase in cash and cash equivalents         49,295            290

CASH AND CASH EQUIVALENTS, beginning of year                     290             --
                                                           ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                     $  49,585      $     290
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

      Foreign Currency Translation

            Assets, liabilities and operations of subsidiaries are recorded based on the functional currency of each entity. For the foreign operations, the functional currency is the British pound, in which case the assets, liabilities, and operations are translated, for consolidation purposes, at current exchange rates from the British pound to the reporting currency, the U. S. dollar. The resulting gains or losses are reported as a component of stockholders' equity.

            The Company's exposure to currency fluctuations is limited in that most transactions are denominated in the local functional currency.

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