Form 10QSB
period 2003-06-30
TDS TELEMEDICINE INC
filed 2003-08-19
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

| |   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

Applicable Only to Corporate Issuers:

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of July 31, 2003 is 66,007,296.

Transitional Small Business Disclosure Format (Check one): Yes | |  No |X|

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               TDS Dermatology Ltd
                               Management accounts
                                  Balance Sheet

                                                           QTR TO                        QTR TO
                                                           JUN-03                        JUN-02
                                                   (pound)       (pound)          (pound)       (pound)
FIXED ASSETS
Medical equipment                                                 5,206                          6,783
Fixtures and fittings                                             1,932                          1,721
Software development                                             56,558                         55,000
Motor vehicles                                                   16,359                              0
Computer & Equipment                                              7,953                          9,197
                                                                -------                        -------
                                                                 88,008                         72,701

CURRENT ASSETS
Trade debtors:aged analysis                          17,810                        60,814
Cash at bank and in hand                                  0                           506
Other debtors                                           170                             0
Prepayments and accrued income                       22,580                        53,448
Directors loan account -RAC                           8,421                        14,248
Directors loan account - KF                           8,277                        21,287
Amount owed by parent company                             0                        27,855
                                                    -------                       -------
                                                     57,259                       178,157

CURRENT LIABILITIES
Trade creditors:aged analysis                        88,747                        64,450
Software creditor                                         0                        40,000
RBS - Factoring                                      16,495                        37,855
HP creditors and loans                                5,679                             0
Paye control                                        140,349                       105,043
Wages creditor                                        6,321                         1,934
Accruals and deferred income                         26,550                        12,912
Welsh investment loan < 1yr                           9,319                         9,687
Other loans                                          19,000                        16,000
Amount owed to parent co                            216,645                             0
Bank overdraft                                       17,317                             0
Company credit card                                     293                             0
                                                    -------                       -------
                                                    546,714                       287,881

Net Current Liabilities                                        -489,455                       -109,724
                                                               --------                       --------

Total Assets less Current Liabilities                          -401,447                        -37,024

LONG TERM LIABILITIES
HP creditor                                           9,313                             0
Welsh investment loan                                16,936                        26,146
                                                                                  -------
                                                                 26,249                         26,146
                                                               --------                        -------

                                                               -427,697                        -63,170
                                                               ========                        =======


CAPITAL AND RESERVES
Share capital                                                       100                            100
Share premium                                                    14,996                         14,996
Profit and loss account bf                                     -226,434                        -59,788
Profit and loss account current                                -216,359                        -18,478
                                                               --------                        -------
                                                               -427,697                        -63,170
                                                               ========                        =======

                               TDS Dermatology Ltd
                               Management accounts
                       Trading and Profit and Loss Account

                                                                     QTR TO                        QTR TO
                                                                     JUN-03                        JUN-02
                                                              (pound)     (pound)            (pound)    (pound)
Sales                                                                     53,450                        235,888

Cost of Sales
Consultants fees - KF                                          12,500                        17,400
Consultants fees                                                8,290                        31,918
Nurses salaries & national insurance                           15,764                        28,785
Report costs                                                    8,613                         8,538
Clinic rental                                                       0                           781
Medical sundries                                                  230                         1,367
Travel costs                                                    1,321                            -2
                                                                          46,718                         88,786

                                                                         -------                        -------
Gross profit                                                               6,732                        147,102

Less: Expenses
Salaries and national insurance                                23,895                        41,121
Directors remuneration                                         12,500                        11,565
Post, printing, stationery and computer costs                   2,150                        11,087
Rent and rates                                                  8,110                         6,664
Insurance                                                       1,588                         1,774
Repairs                                                           200                             0
Telephone                                                       6,339                         3,375
Motor vehicle lease                                             2,829                           805
Motor expenses                                                    182                             0
Travel                                                          5,598                         5,002
Legal and professional                                          5,000                           171
Equipment lease                                                12,124                        14,882
Subscriptions                                                   1,039                         1,295
Sundry expenses                                                    72                         2,707
Accountancy and Audit                                           4,953                         4,507
Bank and finance charges                                        4,284                         3,878
Depreciation                                                    6,748                         1,269
                                                                                             ------
                                                                          97,612                        110,102
                                                                         -------                       --------
Net Profit / (Loss)                                                      -90,879                         37,000
                                                                         =======                       ========

                    Notes to Financial Statements (Unaudited)
                           PERIOD ENDED JUNE 30, 2003

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

2. Net Income Per Common Share.

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

Revenues for the second quarter ending June 30th 2003 were $88,000. This represents a decrease from 2002 revenues for the same period of $389,000, a 77% decrease. The Company had a net loss of $149,623 for the quarter ending June 30th 2003 versus a net income of $61,016 for the quarter ending June 30th 2002.

The basis for this is as previously reported at the end of the first quarter of this year, the Company's UK business had suffered a downturn due to the lack of resources within the National Health Service ("NHS") for funding telemedicine consultations to reduce the number of patients on the dermatology waiting list. This was coupled with the impact of the Company's success in many of its contracts where waiting times had been so drastically reduced that they no longer constituted a priority for additional expenditure at a time when NHS resources were scarce. With that in mind the Company has embarked on a comprehensive marketing drive to identify new business opportunities within the NHS which could be met be the Company's telemedicine diagnostic services. This has resulted in a significant number of potential opportunities, the first of which come on line in September of this year with others following immediately afterwards. Bearing in mind the relative slowness of bureaucratic organizations such as the NHS this response rate is very positive and we believe much of the other groundwork carried out during the course of the year will continue to bear fruit in the coming months. The severely curtailed activity levels has resulted in management having to reduce staffing and operational costs and the result has been the necessary but sometimes painful pruning of resources. The effect has been the creation of a lean and effective company that is capable of coping with the current lower UK workloads and able to grow with future UK workload demands. This transition together with its associated non-recurring costs were absorbed during the second quarter.

In addition to the disappointing picture within the UK the entry into the USA market has been more time consuming than anticipated. The Company believes that its proposals for federal, state and local funding so as to provide telemedicine consultation services was viewed as being innovative and considered a marketing advantage at the local service level. However, when dealing with State bureaucracies the Company's proposal has been viewed with caution. This has meant that the process for signing off on the contract has been more protracted than any of the parties had originally thought likely. Whilst the delays have proved costly in the short term, management believes that the longer-term prospects are stronger than anticipated at the end of the first quarter..

The result has been that Company management time and overhead expense has been incurred in seeking to secure this contract and other business opportunities explored within the States, all at a time when the Company's UK business was being deferred awaiting NHS funding allocations.

The Company's UK business operations are now aligned with current funding levels with costs contained and new business opportunities firmly on the immediate horizon and others in place for future action. The USA business is now also firmed up with operations due to commence in Texas during September. In addition the Company has identified several other significant and likely expansion opportunities within Texas and other States.

Sources of Liquidity

Subject to the Company's receipt of the remaining approximate $300,000 capital contribution which has been delayed but is anticipated to be received in the third quarter 2003, Company management believes the Company will have a sufficient amount of cash to satisfy its cash requirements through December 31, 2003.

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors, a further $18,750 was received in January 2003, approximately $40,000 more received in the through July 2003 and the Company expects to receive an additional capital contribution of approximately $300,000 in the third quarter 2003.

Trends

Although Company operations can be adversely affected by governmental budgetary constraints, Company management is not aware of any known trends, events or uncertainties that have had or that are reasonably expected to have material impact on the net sales or revenues or income from continuing operations.

Commitments

The Company does not have any significant capital expenditure commitments at the present time.

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

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not involved in any legal proceedings during the three month period ending June 30, 2003 and it and its subsidiaries TDS-USA and TDS-UK are not involved in any legal proceedings as of the date of this report, other than routine mattes incidental to is business.

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

Item 3. Defaults Upon Senior Securities.  (None)

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
               Number        Name and/or Identification of Exhibit
               ------        -------------------------------------

               31.1      Certification of the CEO pursuant to Section 302

               31.2      Certification of the CFO pursuant Section 302

               32.1      Certification of the CEO pursuant to Section 906

               32.2      Certification of the CFO pursuant Section 906

(b) Reports on Form 8-K. During the quarter for which this report is filed, a Report on Form 8-K was filed on April 4, 2003 reporting item 9 earnings and on July 18, 2003 reporting item 9 projected revenues. No financial statements were filed with these reports.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                tds Telemedicine Inc..

                                                By: /s/ Roger Albert Coomber
                                                   -------------------------
                                                Name:   Roger Albert Coomber
                                                Title:  Chief Executive Officer

Dated: August 19, 2003