Form 10QSB/A
period 2003-06-30
TDS TELEMEDICINE INC
filed 2003-09-26
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of September 25, 2003 is 68,557,296.

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

This Amendment restates the entire Form 10QSB filed on August 19, 2003 and provides the Consolidated Statement of Cash Flow to the Consolidated Financial Statements which are set forth in US Dollars and US generally accepted accounting practices.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             tds (TELEMEDICINE) INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                         June 30,              December 31,
                                                                           2003                     2002
                                                                        -----------            ------------
                                                                        (Unaudited)
                                      ASSETS
CURRENT ASSETS
    Cash                                                                $        --             $    49,585
    Trade accounts receivable                                                29,847                 149,820
    Prepaid Expenses                                                         37,483                      --
    Receivable from directors                                                27,718                  40,501
    Subscriptions receivable                                                     --                  71,223
                                                                        -----------             -----------

        Total current assets                                                 95,048                 311,129

PROPERTY AND EQUIPMENT, at cost                                             459,908                 424,061
    Less accumulated depreciation                                           224,006                 157,963
                                                                        -----------             -----------

                                                                            235,902                 266,098
                                                                        -----------             -----------

TOTAL ASSETS                                                            $   330,950             $   577,227
                                                                        ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable                                                       $    68,470             $    33,541
    Checks issued in excess of bank balances                                 38,558                  31,028
    Accounts payable                                                        147,320                 120,600
    Taxes payable                                                           243,472                 147,985
    Capital lease obligations - current                                      79,404                  96,646
    Other accrued expenses                                                  115,089                  81,014
                                                                        -----------             -----------

        Total current liabilities                                           692,313                 510,814

LONG-TERM LIABILITIES
    Capital lease obligations - noncurrent                                   19,590                  45,162
                                                                        -----------             -----------

        Total liabilities                                                   711,903                 555,976

MINORITY INTEREST                                                           357,200                 357,200

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value, 100,000,000 shares
      authorized 66,007,296 shares issued and outstanding
      at June 30, 2003, 65,521,296 shares issued and
      outstanding at December 31, 2002                                       66,007                  65,521
    Additional paid-in capital                                              251,645                 233,381
    Accumulated deficit                                                  (1,022,411)               (617,068)
    Accumulated other comprehensive loss                                    (33,394)                (17,783)
                                                                        -----------             -----------

        Total stockholders' deficit                                        (738,153)               (335,949)
                                                                        -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   330,950             $   577,227
                                                                        ===========             ===========

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                   Six Months Ended                    Three Months Ended
                                               June 30,          June 30,          June 30,          June 30,
                                                 2003              2002              2003              2002
                                             ------------      ------------      ------------      ------------
OPERATING REVENUES
    Medical consultations                    $    204,412      $    607,374      $     86,546      $    342,439
                                             ------------      ------------      ------------      ------------

         Total operating revenues                 204,412           607,374            86,546           342,439

COST OF SERVICES                                  178,750           294,640            75,646           128,891
                                             ------------      ------------      ------------      ------------

         Gross profit                              25,662           312,734            10,900           213,548

GENERAL AND
    ADMINISTRATIVE EXPENSE                        425,444           316,835           192,089           138,870
                                             ------------      ------------      ------------      ------------

         Income (Loss) from operations           (399,782)           (4,101)         (181,189)           74,678

OTHER INCOME (EXPENSE)
    Interest expense                               (5,561)           (8,738)           (2,169)           (5,855)
                                             ------------      ------------      ------------      ------------

         Income (Loss) before income tax         (405,343)          (12,839)         (183,358)           68,823

INCOME TAX                                             --                --                --                --
                                             ------------      ------------      ------------      ------------

         Net Income (loss)                     ($405,343)         ($12,839)        ($183,358)      $     68,823
                                             ============      ============      ============      ============

Income (Loss) per share:
    Basic                                         ($0.01)            ($0.00)           ($0.00)     $       0.00
                                             ============      ============      ============      ============

Weighted average number
    of shares outstanding
       Basic                                   65,926,296        46,764,000        66,007,296        46,764,000
                                             ============      ============      ============      ============

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                 Six Months Ended
                                                              June 30,       June 30,
                                                                2003           2002
                                                              --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                         $ (2,457)     $ 182,469

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections (advances) on Director Loans                   12,783        (46,122)
     Purchase of Property and Equipment                        (35,847)      (120,531)
     Proceeds from sale of equipment                                --          2,411
                                                              --------      ---------

           Net cash used in investing activities              $(23,064)     $(164,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                          (42,814)       (17,743)
     Proceeds from sale of common stock                         18,750             --
                                                              --------      ---------

           Net cash used in financing activities               (24,064)       (17,743)
                                                              --------      ---------

                 Net increase (decrease)
                    in cash and cash equivalents               (49,585)           484

CASH AND CASH EQUIVALENTS, beginning of year                    49,585            290
                                                              --------      ---------

CASH AND CASH EQUIVALENTS, end of year                        $     --      $     774
                                                              ========      =========

                                                              June 30,       June 30,
                                                                2003           2002
                                                              --------      ---------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
     Cash paid during the year for:
        Interest                                              $  3,283      $   2,883
                                                              ========      =========

NONCASH INVESTING AND
FINANCING TRANSACTIONS
     Long-term debt incurred for the purchase
        of certain equipment                                  $     --      $  14,573
                                                              ========      =========

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

Revenues for the second quarter ending June 30th 2003 were $86,546. This represents a decrease of $255,993 (74.7%) from 2002 revenues for the same period of $342,439. The Company had a net loss of $183,358 for the quarter ending June 30th 2003 versus a net income of $68,823 for the quarter ending June 30th 2002.

Revenues for the six months ended June 30th 2003 were $204,412. This represents a decrease of $402,962 (66.3%) from 2002 revenues for the same period of $607,374. The Company had a net loss $405,343 for the six months ended June 30th, 2003 versus a net loss of $12,839 for the six months ended June 30th, 2002.

The basis for the foregoing is as previously reported at the end of the first quarter of this year, the Company's UK business had suffered a downturn due to the lack of resources within the National Health Service ("NHS") for funding telemedicine consultations to reduce the number of patients on the dermatology waiting list. This was coupled with the impact of the Company's success in many of its contracts where waiting times had been so drastically reduced that they no longer constituted a priority for additional expenditure at a time when NHS resources were scarce. With that in mind the Company has embarked on a comprehensive marketing drive to identify new business opportunities within the NHS which could be met be the Company's telemedicine diagnostic services. This has resulted in a significant number of potential opportunities, the first of which come on line in September of this year with others following immediately afterwards. Bearing in mind the relative slowness of bureaucratic organizations such as the NHS this response rate is very positive and we believe much of the other groundwork carried out during the course of the year will continue to bear fruit in the coming months. The severely curtailed activity levels has resulted in management having to reduce staffing and operational costs and the result has been the necessary but sometimes painful pruning of resources. The effect has been the creation of a lean and effective company that is capable of coping with the current lower UK workloads and able to grow with future UK workload demands. This transition together with its associated non-recurring costs were absorbed during the second quarter.

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

The Company's UK business operations are now aligned with current funding levels with costs contained and new business opportunities firmly on the immediate horizon and others in place for future action. The USA business is now also firmed up with operations due to commence in Texas during early October. In addition the Company has identified several other significant and likely expansion opportunities within Texas and other States.

Sources of Liquidity

Subject to the Company's receipt of the remaining approximate $312,000 capital contribution which has been delayed but is anticipated to be received early in the fourth quarter 2003, Company management believes the Company will have a sufficient amount of cash to satisfy its cash requirements through December 31, 2003.

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors, a further $18,750 was received in January 2003, approximately $105,000 more received in the through September 2003 and the Company expects to receive an additional capital contribution of approximately $312,000 in the fourth quarter 2003.

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

Item 2. Changes in Securities.

In January 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 486,000 shares of its Common Stock to third party investors for $18,750 to recognize previously accepted subscription agreements, the funds for which were realized by the Company only at that time. In September 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1993 an additional 2,550,000 shares of its common stock to third party investors for $105,000. The investors in these transactions were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

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

Dated: September 26, 2003