Form 10QSB
period 2003-09-30
TDS TELEMEDICINE INC
filed 2003-11-19
CIK 1163966

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

|_|   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act

                        Commission file number 000-33513

                             tds (Telemedicine) Inc.
        (Exact name of small business issuer as specified in its charter)

              New York                                       11-3579554
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                           Identification No.)

4514 South Staples Street, Corpus Christi, Texas             78411
(Address of principal executive offices)                     (Zip Code)

Issuer's Telephone Number: (713) 822-5959

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Applicable Only to Corporate Issuers:

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of November 7, 2003 is 68,682,296.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               TDS Dermatology Ltd
                               Management accounts
                                  Balance Sheet

                                                             QTR TO                                    QTR TO
                                                            SEPT-03                                   SEPT-02

                                                    (pound)          (pound)                 (pound)           (pound)
FIXED ASSETS
Medical equipment                                                      4,811                                    6,783
Fixtures and fittings                                                  1,746                                    1,721
Software development                                                  52,338                                   55,000
Motor vehicles                                                        15,191                                        0
Computer & Equipment                                                   7,174                                    9,197
                                                                    --------                                  -------
                                                                      81,260                                   72,701

CURRENT ASSETS
Trade debtors:aged analysis                          60,257                                   60,814
Cash at bank and in hand                                  0                                      506
Other debtors                                           170                                        0
Prepayments and accrued income                        4,962                                   53,448
Directors loan account -RAC                           5,040                                   14,248
Directors loan account - KF                           7,166                                   21,287
Amount owed by parent company                             0                                   27,855
                                                    -------                                  -------
                                                     77,595                                  178,157

CURRENT LIABILITIES
Trade creditors:aged analysis                        82,687                                   64,450
Software creditor                                         0                                   40,000
RBS - Factoring                                      27,225                                   37,855
HP creditors and loans                                5,679                                        0
Paye control                                        158,539                                  105,043
Wages creditor                                        6,930                                    1,934
Accruals and deferred income                         34,106                                   12,912
Welsh investment loan < 1yr                           9,493                                    9,687
Other loans                                          34,000                                   16,000
Amount owed to parent co                            253,414                                        0
Bank overdraft                                       21,392                                        0
Company credit card                                      46                                        0
                                                    -------                                  -------
                                                    633,511                                  287,881

Net Current Liabilities                                             -555,916                                 -109,724
                                                                    --------                                 --------

Total Assets less Current Liabilities                               -474,656                                  -37,024

LONG TERM LIABILITIES
HP creditor                                           7,911                                        0
Welsh investment loan                                15,400                                   26,146
                                                                                             -------
                                                                      23,311                                   26,146
                                                                    --------                                  -------

                                                                    -497,967                                  -63,170
                                                                    ========                                  =======

CAPITAL AND RESERVES
Share capital                                                            100                                      100
Share premium                                                         14,996                                   14,996
Profit and loss account bf                                          -226,434                                  -59,788
Profit and loss account current                                     -286,629                                  -18,478
                                                                    --------                                  -------
                                                                    -497,967                                  -63,170
                                                                    ========                                  =======

                               TDS Dermatology Ltd
                               Management accounts
                       Trading and Profit and Loss Account

                                                              QTR TO                                 QTR TO
                                                              SEPT-03                                SEPT-02

                                                    (pound)             (pound)             (pound)           (pound)
Sales                                                                   62,407                                199,296

Cost of Sales
Consultants fees - KF                               12,500                                  20,311
Consultants fees                                     7,800                                  45,195
Nurses salaries & national insurance                10,295                                  23,691
Report costs                                         8,614                                   6,389
Clinic rental                                            0                                     188
Medical sundries                                        10                                     821
Travel costs                                         4,482                                       0
                                                                        43,701                                 96,594
                                                                       -------                                -------
Gross profit                                                            18,706                                102,702

Less: Expenses
Salaries and national insurance                     20,445                                  39,897
Directors remuneration                              12,500                                  17,739
Post, printing, stationery and computer costs        5,295                                   9,914
Advertising                                            284                                   3,388
Rent and rates                                       7,216                                   5,185
Insurance                                              105                                   7,613
Cleaning                                                 0                                     285
Repairs                                                 52                                      96
Telephone                                            5,749                                   4,019
Motor vehicle lease                                      0                                   2,829
Motor expenses                                         310                                       0
Travel                                                 960                                  13,356
Legal and professional                               4,500                                     869
Equipment lease                                     15,168                                  12,120
Subscriptions                                          904                                     511
Training & Courses                                       0                                     230
Sundry expenses                                        764                                    -499
Accountancy and Audit                                3,820                                  11,493
Bank and finance charges                             4,156                                   3,091
Depreciation                                         6,748                                       0
                                                                                            ------
                                                                        88,976                               132,135
                                                                       -------                               -------
Net Profit / (Loss)                                                    -70,270                               -29,434
                                                                       =======                               =======

                    Notes to Financial Statements (Unaudited)
                         PERIOD ENDED SEPTEMBER 30, 2003

1. Basis of Presentation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United Kingdom for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10KSB for the prior fiscal year ended December 31, 2002.

2. Net Income Per Common Share.

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

Revenues for the third quarter ending September 30, 2003 were $102,972, all of which were derived from the United Kingdom. This represents a decrease from 2002 revenues for the same period of $225,867, all of which were also derived from England, a 68% decrease. The Company had a net operating loss of $115,946 for the quarter ending September 30, 2003 versus a net operating loss of $48,566 for the quarter ending September 30, 2002, a 58% decrease.

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

In addition to the disappointing picture within the UK the entry into the USA market has been more time consuming than anticipated. The Company believes that its proposals for federal, state and local funding so as to provide telemedicine consultation services was viewed as being innovative and considered a marketing advantage at the local service level. However, when dealing with State bureaucracies the Company's proposal has been viewed with caution. This has meant that the process for signing off on the contract has been more protracted than any of the parties had originally thought likely. Whilst the delays have proved costly in the short term, management believes that the longer-term prospects are stronger than anticipated at the end of the first quarter.

The result has been that Company management time and overhead expense has been incurred in seeking to secure this contract and other business opportunities explored within the States, all at a time when the Company's UK business was being deferred awaiting NHS funding allocations.

The Company's UK business operations are now aligned with current funding levels with costs contained and new business opportunities firmly on the immediate horizon and others in place for future action. The USA business is now also firmed up with operations due to commence in Texas based on the successful revisions to Texas State law authorizing reimbursement of telemedical consultations which took effect in September 2003. In addition the Company has identified several other significant and likely expansion opportunities within Texas and other States.

Sources of Liquidity

Subject to the Company's receipt of a further capital contribution of approximately $418,500 which has been delayed but is anticipated to be committed to in the fourth quarter 2003, Company management believes the Company will have a sufficient amount of cash to satisfy its cash requirements through December 31, 2004. The Company is pursing additional avenues of raising equity and debt for working capital purposes.

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. In December 2002, TDS-USA raised $632,250 as a result of TDS-USA's private placement of its securities with private investors, a further $18,750 was received in January 2003, approximately $40,000 was received in the through July 2003, $104,125 received in August 2003 and $30,000 received in October, 2003. The Company is in continuing discussions to receive a further capital contribution of approximately $418,500 which was originally expected by mid year, and now projected to be committed in the fourth quarter 2003. If this sum is not received, the Company would evaluate alternative means of recovery or relief. In addition, the Company is in discussions with third party investors to receive additional equity contributions and equipment financing for the roll out of its operations in Texas in the fourth quarter 2003.

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

In August 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 2,550,000 shares of its Common Stock to third party investors for $104,125. The investors were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933. The investors agreed to a lock up of such shares for a period of 60 days and certain subsequent trading restrictions and the Company undertook to register such shares under certain demand conditions.

In September 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 50,000 shares of its Common Stock to third party investors for $4,125. The investors were all Non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

In October 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 150,000 shares of its Common Stock to third party investors for $30,000 together with two year warrants to purchase an addition 300,000 shares at $.40 per share. The investor was a US resident private investor and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

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

(a) Exhibits.

                  Number            Name and/or Identification of Exhibit

                  32.1              Certification of the CEO pursuant to Section
                                    906

                  32.2              Certification of the CFO pursuant Section
                                    906

(b) Reports on Form 8-K. During the quarter for which this report is filed, no reports on Form 8-K were filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        tds Telemedicine Inc..


                                        By: /s/ Roger Albert Coomber
                                            ----------------------------
                                        Name:  Roger Albert Coomber
                                        Title: Chief Executive Officer

Dated: November 19, 2003