Form 10KSB
period 2003-12-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

               NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
 incorporation or organization)

One Penn Plaza, Suite 1612, New York,NY                            10119
--------------------------------------------------------------------------------
 Address of principle executive offices)                       (Zip Code)

Issuers telephone number (212) 994-5374

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value, $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No. [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No. [ ].

The issuer's revenues for the fiscal year ended December 31, 2005 were $0. The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on July 12, 2006, based on the last sale price of such common equity on the Pink Sheets on such date, was $131,414.

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|


                     TDS (TELEMDICINE), INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS
Part I                                                                                           Page No.
Item 1.           Description of Business............................................................3
Item 2.           Description of Properties .........................................................6
Item 3.           Legal Proceedings......... ........................................................6
Item 4.           Submission of Matters to a Vote of Security Holders................................6

Part II
Item 5.           Market for Common Equity, Related Stockholder Matters and Small
                    Business Issuer Purchases of Equity Securities.................................6-7
Item 6.           Management's Discussion and Analysis or Plan of Operation........................7-8
Item 7.           Financial Statements...............................................................9
Item 8.           Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure.............................................................9
Item 8A.          Controls and Procedures............................................................9
Item 8B           Other Information..................................................................9

Part III
Item 9.           Directors and Executive Officers of the Registrant................................10
Item 10.          Executive Compensation.........................................................10-11
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Related Stockholders Matters.................................................11-12
Item 12.          Certain Relationships and Related Transactions....................................13
Part IV
Item 13.          Exhibits..........................................................................13
Item 14.          Principal Accountant Fees and Services............................................13
Signatures        ...............................................................................14-15

PART I
Item 1.    Description of Business

Forward Looking Statements

In addition to historical information, this Form 10-KSB contains forward looking statements relating to such matters as anticipated financial and operational performance, business prospects, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the
Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. When used in this Form 10-KSB, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Historical Business Development

The Company was formed as a New York corporation on November 30, 2000. In 2002 the Company acquired TDS-USA in a reverse merger transaction. TDS-USA had been engaged in the telemedicine diagnostic services industry since January 1998, and continued in that business until 2004. As a result of a bankruptcy filing in June 2004 of the Company's operating subsidiary, tds (Dermatology) Limited, the Company ceased operations in 2004.

Early in 2005 TDS's management began to review opportunities to acquire an operating company through a "reverse merger" procedure.

In May 2005 TDS (Telemedicine) entered into a Management Services Agreement with Greenshift Corporation. Greenshift agreed to provide interim management assistance and financial support, while preparing TDS (Telemedicine) for a strategic acquisition. In that connection, GreenShift is providing to TDS (Telemedicine) the services of Kevin Kreisler, who is the Company's Chief Executive Officer.

In compensation for those services, tds (Telemedicine) will issue to GreenShift common stock equal to 75% of its outstanding stock plus common stock with a market value of $150,000 plus $50,000 per quarter during which services are provided.

Employees

The Company currently has no employees other than its President.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, tds (Telemedicine)'s business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006, the Company did not have any cash and had current liabilities in excess of $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The bankruptcy proceeding of our tds (Dermatology) Limited, subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, tds (Dermatology) Limited, "Limited", was placed into administrative status of the UK bankruptcy code in June 2004. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. Certain claims might be brought against the Company seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of June 30, 2006, there have been no such claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

The Company is not likely to hold annual shareholder meetings in the next few years.

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the New York courts to direct that a shareholders' meeting be held. But absent such a legal action, the board has no obligation to call a shareholders' meeting. Unless a shareholders' meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders' meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation is entitled to obtain over 80% of our voting stock. As a result, GreenShift Corporation may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements which are not in the best interests of the Company.

Investing in our stock is highly speculative and you could lose some or all of your investment.

The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies such as us in particular.

Our common stock qualifies as a "penny stock" under SEC rules, which may make it more difficult for our stockholders to resell their shares of our common stock.

The holders of our common stock may find it difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the OTC Bulletin Board or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on NASDAQ , and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

Our common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Our common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for our common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

Item 2.  Description of Property

TDS'S executive office is located in the office of GreenShift Corporation. GreenShift Corporation provides the office space under a management consulting contract. There is no specific rental charged for the office space.

Item 3. Legal Proceedings

BANKRUPTCY - tds (Dermatology) Limited

In June 2004, an order of administration was entered against tds (Dermatology) Limited, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (Dermatology) Limited protection from its creditors and appoints an administrator to aid tds (Dermatology) Limited in its day-to-day operations. The effects of this on the Company's operations resulted in the loss of control of the Subsidiary and the winding down of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Common Equity and Related Shareholder Matters. The Company's Common Stock traded on the OTC Bulletin Board ("OTCBB") under the trading symbol "SRFG" from the date the Company's Form 211 was accepted by NASD on September 26, 2002 to the Company's change of name and trading symbol on February 13, 2003. After that date, the Company's trading symbol has been "TDST". Commencing on May 24, 2004, the Company's common stock was removed from the OTCBB, and since that date it has been quoted only on the Pink Sheets. The following table sets forth the high and low closing bid quotations for the Company's Common Stock during the six quarters after trading commenced and ending on December 31, 2003. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period                             High                 Low
 -------------------------------------------------------------------------------



 2003 Fourth Quarter               0.21                 0.065

 2003 Third Quarter                0.50                 0.10

 2003 Second Quarter               0.62                 0.15

 2003 First Quarter                0.60                 0.07

 2002 Fourth Quarter               2.20                 0.26

 2002 Third Quarter                6.50                 1.10

 2002 Second Quarter               6.10                 3.75

 2002 First Quarter                3.50                 1.37


Title of Class                       Approximate Number of Holders of  Record
---------------                       ----------------------------------------
 Common Stock, 0.0001 par value                        45

 -------------------------------------------------------------------------------

As of June 30, 2006 there were 100,000,000 shares of Company Common Stock issued and outstanding held by approximately 45 registered holders of record. This number of record holders excludes individual shareholders holding stock under nominee security position listings.

The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the pricing and liquidity of an investment in the Company's securities may be adversely affected. Because of our stock price, our Common Stock is subject to the SEC's penny stock rules, which adversely affects the ability of persons to purchase or sell our Common Stock.

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

Recent Sales of  Unregistered Securities

In January 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 486,000 shares of its Common Stock to third party investors for $50,803. The investors were all non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

In August 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 2,550,000 shares of its Common Stock to third party investors for $104,509. The investors were all non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933. The investors agreed to a lock up of such shares for a period of 60 days and certain subsequent trading restrictions and the Company undertook to register such shares under certain demand conditions.

In October 2003, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 an additional 150,000 shares of its Common Stock to third party investors for $45,205. The investor was a US resident private investor and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.

Item 6. Management's  Discussion and Analysis or Plan of Operation.

Result of Operation:

Our revenues from discontinued operations for the year-end, December 31, 2003 were $457,497. This represents a decrease from 2002 revenues of $1,114,312 a 59% decrease. The Company had a net loss of $805,757 for the year ended December 31, 2003 versus a net loss of $487,099 for the year ended December 31, 2002. Company management attributes the sales reduction and resulting operational losses to a number of factors. Senior management was obliged to commit to the procurement of investment monies which limited their ability to develop new business opportunities. Growth of the business in the United Kingdom was limited and reduced by cutbacks in the UK health care system. Funds in the UK health care system were redirected to health care treatments deemed more urgent and critical than dermatology. The financial cost of raising funds over a considerable period of the year had a significant adverse affect on the Company's performance. As a result of these factors the TDS's UK operation filed bankruptcy and the TDS USA operation ceased business.

Today TDS has no operations. In order to commence operations, it will be necessary for TDS to acquire an operating company.

Sources of Liquidity

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. During 2003, TDS-USA raised $200,517 as a result of TDS-USA's private placement of its securities with private investors. Today the Company has no assets and $600,000 in liabilities. Its ability to sustain operations depends on the financial commitment by GreenShift Corporation, which funds its ongoing operations. Based on that commitment, the Company expects to sustain operations for the foreseeable future.

There are no off-Balance Sheet Arrangements.

Item 7.  Financial Statements.

The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The audit reports of Weaver and Tidwell on the Company's financial statements for the years ended December 31, 2002 and 2001 contained a modification expressing substantial doubt about the Company's ability to continue as a going concern. The audit report of Weaver and Tidwell for the years ended December 31, 2002 and 2001 did not contain any other adverse opinion or disclaimer of opinion or qualification other than the modification noted above. Weaver and Tidwell did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

The Company and Weaver and Tidwell have not, during the Company's two most recent fiscal years or any subsequent period through the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Weaver and Tidwell's satisfaction, would have caused Weaver and Tidwell to make reference to the subject matter of the disagreement in connection with its reports.

In September 2005, the Company retained the firm of Rosenberg Rich Baker Berman & Company, P.A. ("Rosenberg Rich") to audit the Company's financial statements for the years ended December 31, 2003, 2004 and 2005. At no time during the past two fiscal years or any subsequent period did the Company consult with Rosenberg Rich regarding any matter of the sort described above with reference to Weaver and Tidwell, any issue relating to the financial statements of the Company, or the type of audit opinion that might be rendered for the Company.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Kevin Kreisler, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Kreisler concluded that the Company's system of disclosure controls and procedures was effective as of December 31, 2003 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal year ended December 31, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B    Other Information

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

 Name                Age     Position                            Director Since
 ----                ---     --------                            --------------
Kevin Kreisler       33      Chairman of the Board,                  2005
                             Chief Executive Officer,
                             and Chief Financial Officer

Mr. Kreisler has over fifteen years of diversified business experience, specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of Greenshift Corporation, and he serves as Chairman of the Board of GS CleanTech Corporation, GreenWorks Corporation, GS Energy Corporation, and Hugo International Telecom, Inc., and is a member of the board of directors of Ovation Products Corporation. Mr. Kreisler served as GS CleanTech Corporation's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995) and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an "audit committee financial expert," because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.


Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2003.

Item 10.  Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended December 31, 2001, 2002 and 2003 to the Company's Chief Executive Officer. There was no officer whose aggregate compensation for the year ended December 31, 2003 exceeded $100,000.

         Name                     Year              Salary
         ----                     ----              ------
        Roger Coomber             2003             $92,400
                                  2002             $91,000
                                  2001             $62,800

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the "beneficial ownership" of TDST's common stock as of July 15, 2006 by each of TSDT's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 100,000,000 shares of Common Stock issued and outstanding as of July 15, 2006.


--------------------------------------------------------------------------------
Name and Address of    Amount and Nature of Beneficial Percentage of Outstanding
Beneficial Owner                    Ownership                   Shares
--------------------------------------------------------------------------------
Kevin Kreisler(1)                   383,333,333(2)            79.3%
c/o GreenShift Corporation
One Penn Plaza, Suite 1612
New York, NY 10119

All Officers and Directors          383,333,333(2)            79.3%
  as a group (1 person)

Jesse Dylan Capital Inc.             15,000,000               15.0%
119 Ironwood Ct.
Middletown, NJ 07748

Keith Freeman                         7,150,000                7.2%
Kingfisher, Wickenby
Lincoln, LN35AB  U.K.
--------------------------------

(1) All shares attributed to Mr. Kreisler are owned of record by GreenShift Corporation. Mr. Kreisler is the Chief Executive Officer and controlling shareholder of GreenShift Corporation.

(2) Includes (a) 300,000,000 shares that will be issued pursuant to the Management Services Agreement between GreenShift Corporation and tds (Telemedicine) as soon as tds (Telemedicine) amends its charter to authorized sufficient additional shares, and (b) 83,333,333 shares that would be issued if the obligation under the Management Services Agreement to issue $250,000 worth of common stock were satisfied at the current market price of $0.003. Does not include shares issuable pursuant to the Convertible Demand Note given by tds (Telemedicine), because the note cannot be converted if GreenShift would hold over 4.95% of the outstanding shares after the conversion. But for that limitation, the $182,147 principal amount of the Note could be converted into 60,715,666 shares at the current market price of $0.003 per share.

Item 12. Certain Relationships and Related Transactions

In May 2005, the Company entered into a Management Services Agreement with Greenshift Corporation under which Greenshift agreed to provide management assistance, financial support, and business development services.

Kevin Kreisler, the Chairman of tds (Telemedicine) is also Chairman and controlling shareholder of GreenShift. The Agreement was for a term of one year, although the parties continue to function under the terms of the Agreement. The Agreement provides that, in compensation for GreenShift's services, tds (Telemedicine) will issue to GreenShift:

o        300,000,000 shares of common stock;
o        Common stock with a value of $150,000;
o Common stock with a value of $50,000 for each calendar quarter during which GreenShift provides services to tds (Telemedicine);
o Common stock with a value equal to the expenses incurred by GreenShift in providing services to tds (Telemedicine).

At the end of 2005, tds (Telemedicine) issued to GreenShift a Convertible Demand
Note in the principal amount of $182,147. The Note was issued in satisfaction of $100,000 accrued quarterly fees plus $82,147 in out-of-pocket expenses. The Note bears interest at 5% per annum. The principal and interest under the Note are convertible by GreenShift into tds (Telemedicine) common stock at a conversion rate equal to the average of the three lowest closing market prices during the thirty days preceding conversion. The Note may not be converted, however, if after the conversion GreenShift would own more than 4.95% of the outstanding stock of tds (Telemedicine).




                                    PART IV

Item 13.  Exhibits

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2003:

Exhibit Number                     Description

3-a Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 10-SB on January 18, 2002, and incorporated herein by reference.

3-a(1) Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Company's Information Statement on Schedule 14C filed on January 21, 2003, and incorporated herein by reference.

3-b Bylaws - filed as an exhibit to the Company's Registration Statement on Form 10-SB on January 18, 2002, and incorporated herein by reference.

10-a Management   Services   Agreement   between  the  Company  and   GreenShift
     Corporation dated May 2005

10-a(1)  Amendment  No.  1 to  Consulting  Agreement  between  the  Company  and
     GreenShift Corporation.

16   Letter from Weaver and Tidwell.

31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.  Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fee and Services

In September 2005 TDST retained Rosenberg Rich Baker Berman & Co. as its principal accountant. Rosenberg Rich Baker Berman & Co. had performed no services for TDST prior to that date.

Audit Fees

Rosenberg Rich Baker Berman & Co. billed the Company  $29,450 in connection with
the  audits  of  the  Company's   financial   statements  for  the  years  ended
December 31, 2005, 2004 and 2003.

Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2003 or 2002 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2003 or 2002.

It is the policy of TDST's board of directors to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

                             tds (Telemedicine) Inc.
                                FINANCIAL REPORT
                                DECEMBER 31, 2003

                                    CONTENTS

                                                                         Page

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS.................................................F-1, F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheet...................................................F-3

Consolidated Statement of Operations.........................................F-4

Consolidated Statement of Changes in Stockholders' Impairment................F-4

Consolidated Statement of Cash Flows.........................................F-5

Notes to Consolidated Financial Statements...................................F-7
tds (TELEMEDICINE) INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of tds (Telemedicine) Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of tds (Telemedicine) Inc. and Subsidiaries as of December 31, 2003, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2002 were audited by other auditors whose report dated April 24, 2003 contained a modification expressing substantial doubt about the company's ability to continue as a going concern.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of tds (Telemedicine) Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

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

/s/ Rosenberg, Rich, Baker & Berman


Rosenberg, Rich, Baker & Berman
Bridgewater, NJ
July 12, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

tds (TELEMEDICINE) INC.
INDEPENDENT AUDITORS' REPORT

To the Members
tds (Telemedicine) Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows of tds (Telemedicine), Inc. for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended December 31, 2002, in conformity with U. S. generally accepted accounting principles.

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

/s/ Weaver and Tidwell, LLP


Weaver and Tidwell, L.L.P.
Fort Worth, Texas
April 24, 2003
                            tds (TELEMEDICINE) INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003

                             ASSETS

                                                                        2003
                                                                      ---------


   Assets to be disposed of ....................................        272,853
                                                                    -----------

TOTAL CURRENT ASSETS ...........................................    $   272,853
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES

   Checks issued in excess of bank balances ....................          2,942
   Accrued expenses ............................................        167,282
   Liabilities to be disposed of ...............................      1,121,208
                                                                    -----------

       Total current liabilities ...............................      1,291,432

LONG-TERM LIABILITIES ..........................................            -0-


                                                                    -----------

       Total liabilities .......................................      1,291,432

MINORITY INTEREST ..............................................            -0-

CONTINGENCIES ..................................................            -0-

STOCKHOLDERS' DEFICIENCY

 Common stock, $.001 par value, 100,000,000
 Shares authorized 68,707,296 shares issued
 and outstanding at December 31, 2003 ..........................         68,707
 Additional paid-in capital ....................................        430,712
 Accumulated other comprehensive (loss) ........................        (95,163)
 Accumulated deficit ...........................................     (1,422,835)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY .................................     (1,018,579)
                                                                    -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY ..........................    $   272,853
                                                                    ===========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                            tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003              2002
                                                   ------------    ------------

OPERATING REVENUES .............................              0               0
                                                   ------------    ------------

          Total operating revenues .............              0               0

COST OF SALES ..................................              0               0
                                                   ------------    ------------

          Gross profit .........................              0               0

GENERAL AND ADMINISTRATIVE .....................              0               0
                                                   ------------    ------------
  Loss from continuing
operations .....................................             (0)             (0)
Income tax expense/benefit .....................              0               0



DISCONTINUED OPERATIONS

  Loss from the operation of the
     Discontinued component, net of tax of $0 ..       (805,757)       (487,099)
                                                   ------------    ------------


  Net loss on discontinued operation ...........       (805,757)              0

OTHER INCOME (EXPENSE)
    Interest expense ...........................              0               0
                                                   ------------    ------------

          Loss before income tax ...............       (805,757)       (487,099)

INCOME TAX .....................................           --              --
                                                   ------------    ------------

          Net loss .............................   ($   805,757)   ($   487,099)
                                                   ============    ============

Loss per share:(Basic & Diluted)
    From Discontinued Operations ...............   ($      0.01)   ($      0.01)
    From Continuing Operations .................   ($      0.00)   ($      0.00)
                                                   ============    ============


Weighted average number
    of shares outstanding
      Basic and diluted ........................     66,794,384      47,725,051
                                                   ============    ============

The Notes to Consolidated Financial Statements are an integral part of this statement.



                            tds (TELEMEDICINE) INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' IMPAIRMENT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   Additional       Other
                                              Common Stock          Paid-in       Accumulated
                                         ----------------------     Capital      Comprehensive  Accumulated
                                           Shares        Amount    (Discount)    Income (Loss)     Deficit         Total
                                         ----------     -------     ---------      ---------      ---------      ---------

Balance, January 1, 2002 ...........    46,764,000   $    46,764   ($   22,912)   $     4,099    ($  129,969)   ($  102,018)

   Sale of common stock ............     7,129,296         7,129       257,921           --             --          265,050

   Reverse acquisition of
     Surf Group, Inc. ..............    11,628,000        11,628        (1,628)          --             --      $    10,000

   Other comprehensive income (loss)          --            --            --          (21,882)          --          (21,882)
   Net loss ........................          --            --            --             --         (487,099)      (487,099)

      Total comprehensive
          income (loss) ............          --            --            --             --             --         (508,981)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2002 .........    65,521,296        65,521       233,381        (17,783)      (617,068)      (335,949)
                                       ===========   ===========   ===========    ===========    ===========    ===========
   Sale of Common Stock ............     3,186,000         3,186       197,331        200,517
   Other Comprehensive Loss ........          --            --            --          (77,380)          --          (77,380)
   Net Loss ........................          --            --            --             --         (805,767)      (805,767)
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2003 .........    68,707,296   $    68,707   $   430,712    ($   95,163)   ($1,422,835)   ($1,018,579)
                                       ===========   ===========   ===========    ===========    ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of this statement. F-4 tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002



                                                       12/31/02      12/31/03
                                                      -------------------------

Cash flow from operating activities
   Income/(loss) from continuing operations .......   $       0    $       0
 Adjustments to reconcile net loss to net cash
                  used in operating activities:
Cash used in operating activities of
              discontinued operations .............    (270,190)    (246,524)
                                                      ---------    ---------
              Net cash used in operating activities    (270,190)    (246,524)
Cash flow from investing activities
 Cash used in investing activities
              of discontinued operations ..........     (15,392)    (127,931)
                                                      ---------    ---------
              Net cash used in investing activities     (15,392)    (127,931)


Cash flow from financing activities
 Proceeds from issuance of common stock ...........     200,517      357,200
  Cash from other financing activities
       of discontinued operations .................      35,480       66,550
                                                      ---------    ---------

  Net cash provided by financing activities .......     235,997      423,750

Net increase/(decrease) in cash ...................     (49,585)      49,295
Cash, beginning of year ...........................      49,585          290
                                                      ---------    ---------
Cash, end of year .................................   $       0     $ 49,585
                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
            Interest ..............................   $   8,422    $  39,349
            Income Taxes ..........................   $       0    $       0


The Notes to Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1        BASIS OF PRESENTATION

TDS (Telemedicine), Inc. ("we", the "Company" or "tds") is a holding company that no longer has any operating subsidiaries. The company's former operating subsidiary, entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal liquidation procedures during 2004. The Company no longer has any operations.

Nature of Operations

The Company's former operations utilized the Internet and digital and voice communication technology to bridge the separation between medical patients and diagnosing physicians when medical conditions exist in which the patient and the physician are separated by space, time or both. From 1998 to 2004, the Company provided these services to the National Health Service in the United Kingdom.

In June 2004 the Company's only operating subsidiary (TDS, LTD) filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004.

PRINCIPLES OF CONSOLIDATION

For the years ended 2002 and 2003, the accompanying consolidated financial statements include the accounts of tds (Telemedicine) Inc. and its wholly-owned subsidiary, tds (Dermatology)Ltd. All significant intercompany balances and transactions were eliminated in consolidation.

2      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company had a working capital deficiency of $1,018,579 as ofDecember 31, 2003, which raises substantial doubt about the company's ability to continue as a going concern. For the year ended December 31, 2003 the Company sustained a loss of $805,757 and as of 6December 31, 2003 it had a stockholders' deficiency of $1,018,579. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3        CERTAIN ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For accounts payable and accrued expenses, the carrying amount approximates fair value because of the short term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NET INCOME/(LOSS) PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities.


INCOME TAXES

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations, as are unrealized gains and losses arising from the translation of the foreign subsidiaries' intercompany liability accounts into U.S. dollars. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates.

ADVERTISING EXPENSES

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were immaterial.

REVENUE RECOGNITION

Revenue from medical services are recognized as services are rendered.

BANKRUPTCY - tds (Dermatology) Ltd.

In June 2004 an order of administration was entered against tds (Dermatology) Ltd., an operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (Dermatology) Ltd. protection from its creditors and in June 2004 the court appointed administrators to aid tds (Dermatology) Ltd. in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations.

DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiary beginning June 2004. The operations of the UK subsidiary are included in results from discontinued operations, net, in the accompanying consolidated statements of operations through the date of deconsolidation.

The results of the discontinued operations are shown as "loss from operations of discontinued component" on the consolidated statement of operations and are comprised of:

                                             Period ended
                                        12/31/03    12/31/02
                                        --------------------

Revenues ........................   $   457,957    $ 1,114,312

Operating loss ..................      (805,757)      (487,099)
                                    -----------    -----------

Loss from discontinued operations   $  (805,757)   $  (487,099)
                                    ===========    ===========

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events change or changes in circumstances indicate that their carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 on January 1, 2002.


4        INCOME TAXES

TDS (TELEMEDICINE) Inc. is a corporation that reports and files a U.S. corporation business tax return. Its former wholly-owned subsidiary, a corporation that reported and filed their corporate business tax returns in the United Kingdom. The components of the provision for income taxes consist of:


                       2002             2001
                       ----             ----
   Current Foreign    $ -0-             $ -0-
                      =====             =====

The Company has a U.S. income tax operating loss carryforward of approximately $260,000 that expires through the year 2021.


5        AMOUNTS DUE TO FACTOR

The Company has entered into a factoring agreement with Royal Bank of Scotland Commercial Services Limited. This agreement does not meet the criteria for sales recognition and, accordingly, is accounted for as a secured borrowing with a pledge of collateral.

6        BUSINESS COMBINATION

tds (Dermatology) Ltd. was a privately held company in the U.K. prior to December 2002. On December 18, 2002 the Company consummated a merger with Surf Group, Inc., a publicly traded U. S. company. As a result of the merger, the principle shareholders of tds (Telemedicine) Inc. assumed control of Surf Group, Inc. While Surf Group, Inc. was the acquiring entity for legal purposes, tds (Telemedicine) Inc. is considered the acquiring entity for accounting purposes. In connection with the merger, Surf Group, Inc. issued 53,893,296 shares of common stock to the owners of tds (Telemedicine) Inc.

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

7        CONTINGENCIES

The wholly owned subsidiary, tds (Dermatology) Ltd. was placed into administrative status of the UK bankruptcy code in June 2004. Certain claims might be brought against the Company seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of June 30, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

8        SUBSEQUENT EVENTS

In February of 2005, the Company issued all of its remaining authorized common shares to create a total of 100,000,000 common shares outstanding. The 29,292,704 shares were issued for the assumption of the Company's existing trade payables of $150,000. In May 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services.

The agreement is for a term of one year and provides for GreenShift to receive $150,000 payable in the form of registered and price protected TDST common stock and 3,000,000 share of common stock due immediately upon the completion of a reverse stock split. The transaction was valued at the estimated fair market value of the services provided in the total amount of $300,000 and is being expensed over the one year service period. In addition, GreenShift is also to receive $50,000 management fee per quarter and reimbursement of all expenses until such time as the strategic transaction is complete.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                 TDS (TELEMEDICINE), INC.
Dated:  July 19, 2006            By:/s/ Kevin Kreisler
                                        ------------------
                                        Kevin Kreisler, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ Kevin Kreisler
                                       -----------------------
                                       Kevin Kreisler
                                       Chief Executive Officer,
                                       Chief Financial and Accounting
                                       Officer, Director
                                       July 19, 2006