Form 10QSB
period 2004-03-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 2004
Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID No.)
 incorporation or organization)

      One Penn Plaza, Suite 1612, New York, NY                   10119
--------------------------------------------------------------------------------
      (Address of principle executive offices)                (Zip Code)

Issuers telephone number (212) 994-5374

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

The  number of  outstanding
shares of $0.0001 par value  common  stock as of July 18, 2006 was  100,000,000.

Transitional Small Business Disclosure Format (check one): Yes|X| No | |

PART 1 - FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS MARCH 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                             tds (TELEMEDICINE) INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2004 (UNAUDITED)

                             ASSETS
                                                                       3/31/04
                                                                      ---------
CURRENT ASSETS                                                      $      --

PROPERTY AND EQUIPMENT, at cost ...............................     $      --
      Less accumulated depreciation


ASSETS TO BE DISPOSED OF ......................................         184,269
                                                                    -----------
TOTAL ASSETS ..................................................     $   184,269
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accrued Expenses ........................................         167,282

      Liabilities to be disposed of ...........................       1,169,586
                                                                    -----------
TOTAL CURRENT LIABILITIES .....................................       1,336,868



STOCKHOLDERS' DEFICIENCY Common stock,
  $.001 par value, 100,000,000 Shares
  authorized 70,207,296 shares issued
  and outstanding at March 31, 2004 ...........................          70,207
 Additional paid-in capital ...................................         505,425
 Accumulated other comprehensive (loss) .......................         (87,065)
 Accumulated deficit ..........................................      (1,641,166)
                                                                    -----------

TOTAL STOCKHOLDER'S DEFICIENCY ................................      (1,152,599)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................     $   184,269
                                                                    ===========

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                QUARTER ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                   2004                 2003
                                               ------------        ------------

OPERATING REVENUES .........................     $          0      $          0
                                                 ------------      ------------

COST OF SALES ..............................                0                 0
                                                 ------------      ------------

GROSS PROFIT ...............................                0                 0

GENERAL AND ADMINISTRATIVE .................                0                 0
                                                 ------------      ------------
 Loss from continuing operations before
taxes ......................................                0                 0

Provision for Taxes ........................                0                 0
                                                 ------------      ------------
Income from continuing Operations ..........                0                 0

Loss from the operation of the
  Discontinued operations ..................         (218,331)         (221,984)
                                                 ------------      ------------

Income tax expense/benefit .................                0                 0

Net loss on discontinued operation .........         (218,331)         (221,984)


                                                 ------------      ------------

NET LOSS ...................................     ($   218,331)     ($   221,984)
                                                 ============      ============

Basic Loss per share:
    Continuing Operations ..................     ($      0.00)     ($      0.00)
                                                 ------------      ------------

    Discontinued Operations ................     ($      0.00)     ($      0.00)
                                                 ------------      ------------

Weighted average number
    of shares outstanding
    Basic and Dilutive .....................       69,073,667        65,845,296
                                                 ============      ============

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          QUARTER ENDED MARCH 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)


                                                              2004       2003
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Discontinued Operations ............................    (76,213)    (59,984)


CASH FLOWS FROM INVESTING ACTIVITIES: ..................          0           0



CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock .................     76,213      18,750

  Net cash provided by .................................       --          --
                financing activities ...................     76,213      18,750
                                                           --------    --------

  Net increase (decrease)in cash and cash equivalents ..          0     (41,234)

CASH AND CASH EQUIVALENTS, January 1, ..................          0      49,585
                                                           --------    --------
CASH AND CASH EQUIVALENTS, March 31, ...................   $      0    $  8,351
--------------------------------------------------------   ========    ========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the Quarter for:
      Interest .........................................   $      0    $  3,391
                                                           ========    ========

      Income taxes .....................................   $      0    $      0
                                                           ========    ========

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TDS (Telemedicine), Inc. ("we", the "Company" or "tds") is a holding company that no longer has any operating subsidiaries. The company's former operating subsidiary, entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal liquidation procedures during 2004 and 2005. The Company no longer has any operations.

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

In June 2004 the Company's only operating subsidiary TDS (Dermatology) Limited filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004.

For the three months ended March 31, 2004 and 2003, the consolidated financial statements include the accounts of TDS (Dermatology) Limited, the company's now defunct subsidiary. These amounts are included as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.

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

tds (TELEMEDICINE) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2        DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

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

The results of the discontinued operations are shown as loss from the operation of the discontinued operations" on the consolidated statement of operations and are comprised of:




                                                       3/31/04         3/31/03
                                                      --------        ---------

Revenues .....................................       $  93,810        $ 117,866

Operating loss ...............................        (218,331)        (221,984)

Loss from discontinued operations ............       $(218,331)       $(221,984)
                                                     =========        =========

3        CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


                           Forward Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents tds (Telemedicine) Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly reports on Form 10QSB to be filed by us in the future fiscal years.

OVERVIEW

Tds (Telemedicine), Inc. is a holding company. It had one operating subsidiary. In the past its subsidiary was engaged in the telemedicine diagnostic services industry. As a result of filing for bankruptcy in the UK by its subsidiary, the company no longer has any operations.

The Company incorporated in the State of New York on November 30, 2000. The company completed a reverse merger in 2002.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, tds's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006, the Company did not have any cash, and current liabilities exceeded current assets by over $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the New York Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation is entotled to obtain 80% of our voting stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

The holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements.

As described more fully in Note 2 to the financial statements, Contingencies, above, we are subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS

As discussed in Note 1 to the financial statements, the company deconsolidated the operating results of its UK subsidiary as of June 2004, and therefore has reported all results of the UK operations for periods prior to that date as income/(loss) from discontinued operations, net.

Income from discontinued operations, net, was $(218,331) for the quarter ended March 31, 2004. Loss from discontinued operations, net, for the quarter ended March 31, 2003 was ($221,984).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,152,599 as of March 31, 2004.

The company had no cash balance as of March 31, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of March 31, 2004. These conditions are due to the winding down process are expected them to continue until new operating subsidiaries are acquired.

ITEM 3.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Tds (Telemedicine), Inc.'s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report; these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to tds (Telemedicine), Inc. required to be included in tds (Telemedicine), Inc's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of tds (Telemedicine) Inc.'s 2004 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2004:

Exhibit Number         Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (2002.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

 tds (TELEMEDICINE), INC.


         /S/ Kevin Kreisler
             ---------------------
By:          Kevin Kreisler
             Chief Executive Officer and Chief Financial Officer

Date:        July 18, 2006