Form 10QSB
period 2004-06-30
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 30, 2004
Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID No.)
 incorporation or organization)

 One Penn Plaza,  Suite 1612 New York, N.Y.                       10119
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

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                             tds (TELEMEDICINE) INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2004 (UNAUDITED)

                             ASSETS

                                                                       6/30/04
                                                                       ---------

TOTAL ASSETS .....................................................    $       0
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accrued Expenses ...........................................      167,282


                                                                      ---------
TOTAL LIABILITIES ................................................      167,282



STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 70,707,296 shares issued
 and outstanding at June 30, 2004 ................................       70,707
 Additional paid-in capital ......................................      511,825
 Accumulated deficit .............................................     (749,814)
                                                                      ---------

TOTAL STOCKHOLDER'S DEFICIENCY ...................................     (167,282)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...................    $       0
                                                                      =========



The notes to the financial statements are an integral part of these statements.


                     tds (TELEMEDICINE) INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                     Three months ended             Six months ended
                                                          June 30                        June 30
                                                    2004             2003            2004           2003
                                                  ----------       ---------       ---------      ---------
Revenues:
  Cost of Revenues ...........................   $       --     $       --      $       --      $       --
Gross Profit .................................           --             --              --              --
                                                 ------------   ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative expenses           --             --              --              --
                                                 ------------   ------------    ------------    ------------
Income/(loss) from continuing
  operations before taxes ....................           --             --              --              --

Provision for income taxes ...................           --             --              --              --
                                                 ------------   ------------    ------------    ------------
Income from continuing operations ............           --             --              --              --
Income/(loss) from discontinued operations ...           --         (183,358)       (218,331)       (405,343)
Gain from deconsolidation of subsidiary ......        891,350           --           891,350            --
                                                 ------------   ------------    ------------    ------------

Net Income ...................................   $    891,350   $   (183,358)   $    673,019    $   (405,343)
                                                 ============   ============    ============    ============

Basic income/ (loss) attributable to
  common shareholders:
  Continuing Operations ......................   $       --     $       --      $       --      $       --
  Discontinued Operations ....................   $        .01   $        .00    $        .01    $       (.01)
                                                 ------------   ------------    ------------    ------------
Diluted income/ (loss) attributable to
  common shareholders:
  Continuing Operations ......................   $       --     $       --      $       --      $       --
  Discontinued Operations ....................   $        .01   $        .02    $        .01    $       (.01)
                                                 ------------   ------------    ------------    ------------
Weighted average shares of common stock ......     70,300,703     66,007,296      69,690,721      65,926,296
                                                 ============   ============    ============    ============
  Outstanding and dilutive

The notes to the financial statements are an integral part of these statements tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)


                                                           2004       2003
                                                         --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES: ...............          0           0
    Discontinued Operations .........................    (83,113)    (68,335)


CASH FLOWS FROM INVESTING ACTIVITIES: ...............          0           0



CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock ..............     83,113      18,750

  Net cash provided by ..............................       --          --
                financing activities ................     83,113      18,750
                                                        --------    --------

  Net increase (decrease)in cash and cash equivalents          0     (49,585)

CASH AND CASH EQUIVALENTS, January 1, ...............          0
                                                                      49,585
                                                        --------    --------
CASH AND CASH EQUIVALENTS, June 30, .................   $      0    $      0
-----------------------------------------------------   ========    ========



SUPPLEMENTAL DISCLOSURES OF

CASH FLOWS INFORMATION:
    Cash paid during the period for:
      Interest ......................................   $      0    $  3,283
                                                        ========    ========

      Income taxes ..................................   $      0           0
                                                        ========    ========


The notes to the financial statements are an integral part of these statements.

                             tds (TELEMEDICINE) INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TDS (Telemedicine), Inc. ("we", the "Company" or "tds") is a shell company that no longer has any operating subsidiaries. The company's former operating subsidiary, entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal liquidation procedures during 2004 and 2005. The Company no longer has any operations.

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

For the three and six months ended June 30, 2004 and 2003, the consolidated financial statements include the accounts of TDS (Dermatology) Limited, the company's now defunct subsidiary. These amounts are included as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.

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



2        BANKRUPTCY - tds (DERMATOLOGY) Limited

In June 2004 an order of administration was entered against tds (DERMATOLOGY) Limited, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (DERMATOLOGY) Limited protection from its creditors and in June 2004 the court appointed administrators to aid tds (DERMATOLOGY) Limited in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations. In June 2004, the deconsolidation of tds Limited subsidiary resulted in a gain of $891,350.

3        DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

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

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                      6/30/04      6/30/03
                                    -----------------------
Revenues ........................   $  93,810    $ 204,412

Operating loss ..................    (218,331)    (405,343)

Loss from discontinued operations   $(218,331)   $(405,343)
                                    =========    =========

4        CONTINGENCIES

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

                    tds (TELEMEDICINE) INC., AND SUBSIDIARIES

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

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, tds' business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

GreenShift Corporation is entitled to obtain over 80% our voting stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

Loss from discontinued operations, net, was $(218,331) for the six months ended June 30, 2004. Loss from discontinued operations, net, for the six months ended June 30, 2003 was ($405,353).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $167,282 as of June 30, 2004.

The company had no cash balance as of June 30, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of June 30, 2004. These conditions are due to the winding down process are expected them to continue until new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of tds (Telemedicine) Inc.'s 2004 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2004:

Exhibit Number         Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (2002.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

tds (TELEMEDICINE), INC.

                 /S/ Kevin Kreisler
                     -----------------------------
By:                  Kevin Kreisler
                     Chief Executive Officer and Chief Financial Officer
Date:                July 18, 2006