Form 10QSB
period 2004-09-30
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004
Commission File Number: 0-33513

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



PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS SEPTEMBER  30, 2004 (UNAUDITED) AND 2003 UNAUDITED)
                             tds (TELEMEDICINE) INC.
                             CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2004 (UNAUDITED)

                             ASSETS

                                                             9/30/04
                                                           ---------

TOTAL ASSETS ...........................................   $       0
                                                           =========



                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accrued Expenses .................................     167,282


                                                           ---------
TOTAL LIABILITIES ......................................     167,282



STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 70,707,296 shares issued
 and outstanding at September 30, 2004 .................      70,707

 Additional paid-in capital ............................     511,825
 Accumulated deficit ...................................    (749,814)
                                                           ---------

TOTAL STOCKHOLDER'S DEFICIENCY .........................    (167,282)
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .........   $       0
                                                           =========




The notes to the financial statements are an integral part of these statements.



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)



                                                           Three months ended              Nine months ended
                                                               September 30                   September 30
                                                          2004             2003            2004           2003
                                                        ----------       ---------       ---------      ---------
Revenues:
  Cost of Revenues ..................................   $     --     $       --      $       --      $       --
Gross Profit ........................................         --             --              --              --
                                                        ----------   ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative expenses ......         --             --              --              --
                                                        ----------   ------------    ------------    ------------
Income/(loss) from continuing operations before taxes         --             --              --              --

Provision for income taxes ..........................         --             --              --              --
                                                        ----------   ------------    ------------    ------------
Income from continuing operations ...................         --             --              --              --
Income/(loss) from discontinued operations ..........         --         (126,486)       (218,331)       (531,829)
Gain from deconsolidation of subsidiary .............         --             --           891,350            --
                                                        ----------   ------------    ------------    ------------

Net Income (Loss) ...................................   $     --     $   (126,486)   $    673,019    $   (531,829)
                                                        ==========   ============    ============    ============

Basic income/ (loss) attributable to
  common shareholders:
  Continuing Operations .............................   $     --     $       --      $       --      $       --
  Discontinued Operations ...........................   $     --     $       --      $        .01    $       --
                                                        ----------   ------------    ------------    ------------
Diluted income/ (loss) attributable to
  common shareholders:
  Continuing Operations .............................   $     --     $       --      $       --      $       --
  Discontinued Operations ...........................   $     --     $       --      $        .01    $       --
                                                        ----------   ------------    ------------    ------------
Weighted average shares of common stock .............   70,707,296     66,007,296      70,033,303      65,926,296
 Outstanding and dilutive                               ==========   ============    ============    ============



The notes to the financial statements are an integral part of these statements.



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF CASH FLOWS
        QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)




                                                              2004       2003
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES: ...............          0           0
    Discontinued Operations .........................    (83,113)    (68,335)


CASH FLOWS FROM INVESTING ACTIVITIES: ...............          0           0



CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock ..............     83,113      18,750

  Net cash provided by ..............................       --          --
                financing activities ................     83,113      18,750
                                                        --------    --------

  Net increase (decrease)in cash and cash equivalents          0     (49,585)

CASH AND CASH EQUIVALENTS, January 1, ...............          0
                                                                      49,585
                                                        --------    --------
CASH AND CASH EQUIVALENTS, September 30, ............   $      0    $      0
-----------------------------------------------------   ========    ========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the period for:
      Interest ......................................   $      0    $  3,283
                                                        ========    ========

      Income taxes ..................................   $      0           0
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

For the periods thru June 30, 2004, the financial statements include the accounts of TDS (Dermatology) Limited, the company's now defunct subsidiary. These amounts are included as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.

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

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                     9/30/04       9/30/03
                                    -----------------------

Revenues ........................   $  93,810    $ 112,332

Operating loss ..................    (218,331)    (126,486)

Loss from discontinued operations   $(218,331)   $(126,486)
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

OVERVIEW

Tds (Telemedicine), Inc. is a holding company. It has one operating subsidiary. In the past its subsidiary was engaged in the telemedicine diagnostic services industry. As a result of filing for bankruptcy in the UK by its subsidiary, the company no longer has any operations.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006 the Company did not have any cash, and current liabilities exceeded current assets by over $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The bankruptcy proceeding of our tds (Telemedicine) Limited, subsidiary exposes us to risks and uncertainties.

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

Loss from discontinued operations, net, was $(218,331) for the nine months ended September 30, 2004. Loss from discontinued operations, net, for the quarter ended September 30, 2003 was ($126,486).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $167,282 as of September 30, 2004.

The company had no cash balance as of September 30, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of September 30, 2004. These conditions are due to the winding down process are expected them to continue until new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of tds (Telemedicine) Inc.'s 2004 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2004:

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

tds (TELEMEDICINE), INC.

                  /S/ Kevin Kreisler
                      -------------------------
By:                   Kevin Kreisler
                      Chief Executive Officer and Chief Financial Officer
Date:                 July 18, 2006