Form 10KSB
period 2004-12-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
 incorporation or organization)

One Penn Plaza New York, N.Y.                                        10119
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No. [ ].

The issuer's revenues for the fiscal year ended December 31, 2005 were $0. The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on July 18, 2006, based on the last sale price of such common equity on the pink sheets on such date, was $131,414.

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|


                     TDS (TELEMDICINE), INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
Part I                                                                                           Page No.
Item 1.           Description of Business...........................................................3
Item 2.           Description of Properties ........................................................6
Item 3.           Legal Proceedings......... .......................................................6
Item 4.           Submission of Matters to a Vote of Security Holders...............................6
Part II
Item 5.           Market for Common Equity, Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities............................6-8
Item 6.           Management's Discussion and Analysis or Plan of Operation.......................8-9
Item 7.           Financial Statements..............................................................9
Item 8.           Changes and Disagreements with Accountants on Accounting
                   and Financial Disclosure.........................................................9
Item 8A.          Controls and Procedures........................................................9-10
Item 8B           Other Information................................................................10
Part III
Item 9.           Directors and Executive Officers of the Registrant...............................11
Item 10.          Executive Compensation........................................................11-12
Item 11.          Security Ownership of Certain Beneficial Owners and Related
                    Stockholders Matters...........................................................13
Item 12.          Certain Relationships and Related Transactions...................................14
Part IV
Item 13.          Exhibits.........................................................................14
Item 14.          Principal Accountant Fees and Services...........................................14
Signatures        ..............................................................................15-16

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

Historical Business Development

The Company was formed as a New York  corporation on November 30, 2000.

In 2002, the Company acquired TDS-USA, in a reverse merger transaction. TDS-USA had been engaged in the telemedicine diagnostic services industry since January 1998. As a result of a bankruptcy filing in June 2004 of the company's operating subsidiary tds (Dermatology) Limited, the Company ceased operations in 2004.

Early in 2005 TDS's management began to review opportunities to acquire an operating company through a "reverse merger" procedure.

In May 2005 TDS (Telemedicine) entered into a Management Services Agreement with Greenshift Corporation. Greenshift agreed to provide interim management assistance and financial support while preparing TDS (Telemedicine) for a strategic acquisition. In that connection, Greenshift is providing the services of Kevin Kreisler, who is the Company's Chief Executive Officer. In compensation for those services, tds (Telemedicine) will issue to GreenShift common stock equal to 75% of its outstanding stock plus common stock with a market value of $150,000 plus $50,000 per quarter during which services are provided.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006 the Company did not have any cash, and current liabilities in excess of $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation is entitled to obtain over 80% of our voting stock. As a result, GreenShift may exert a significant degree of influence over our
management  and  affairs  and  over  matters  requiring   stockholder  approval,
including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which are not in the best interests of the company.

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

The holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the OTC Bulletin Board or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on NASDAQ, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

Item 3. Legal Proceedings

BANKRUPTCY - tds (Telemedicine) Limited

In June 2004, an order of administration was entered against tds (Telemedicine) Limited, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (Telemedicine) Limited protection from its creditors and appoints an administrator to aid tds (Telemedicine) Limited in its day-to-day operations. The effects of this on the Company's operations resulted in the loss of control of the Subsidiary and the winding down of operations. The final and formal termination of the UK subsidiary was completed in 2005.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

The Company's Common Stock traded on the OTC Bulletin Board ("OTCBB") under the trading symbol "SRFG" from the date the Company's Form 211 was accepted by NASD on September 26, 2002 to the Company's change of name and trading symbol on February 13, 2003. After that date, the Company's trading symbol has been "TDST". Commencing on May 24, 2004, the Company's common stock was removed from the OTCBB and since that date has been quoted only on the pink sheets. The following table sets forth the high and low closing bid quotations for the Company's Common Stock during the six quarters after trading commenced and ending on December 31, 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


      Period               High     Low
-------------------------------------------------------------------------------

2004 Fourth Quarter      $ 0.03   $ 0.01

2004 Third Quarter         0.06     0.02

2004 Second Quarter        0.14     0.02

2004 First Quarter         0.20     0.07

2003 Fourth Quarter        0.21     0.065

2003 Third Quarter         0.14     0.06

2003 Second Quarter        0.78     0.09

2003 First Quarter         0.82     0.52



 Title of Class                       Approximate Number of Holders of  Record
-------------------------------------------------------------------------------
 Common Stock, 0.0001 par value                      45



-------------------------------------------------------------------------------
As of June 30, 2006 there were 100,000,000 shares of Company Common Stock issued and outstanding held by approximately 45 registered holders of record. This number excludes individual shareholders holding stock under nominee security position listings.

Item 5. Market for Common Equity and Related  Shareholder  Matters.  (continued)

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

Recent Sales of  Unregistered Securities

In March 2004, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 1,500,000 shares of its Common Stock to third party investors for $76,213 to recognize previously accepted subscription agreements, the funds for which were realized by the Company only at that time. The investors were all non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.


Item 5. Market for Common Equity and Related Shareholder Matters. (continued)

Recent Sales of Unregistered Securities (continued)

In June 2004, the Company sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 500,000 shares of its Common Stock to third party investors for $6,900. The investors were all non-US resident private investors and the shares issued to them had affixed restrictive legends as to such shares not being registered under the Securities Act of 1933.
Item 6. Management's Discussion and Analysis or Plan of Operation.

Result of Operation:

Our revenues for the year-end, December 31, 2004 were $93,810. This represents a decrease from 2003 revenues of $363,687, a 79% decrease. The Company had a net operating loss of $218,331 for the year ended December 31, 2004 versus a net operating loss of $666,900 for the year ended December 31, 2003. Company management attributes the sales reduction and resulting operational losses were caused by a number of factors. As a relatively new and lean Company the time and senior management were obliged to commit to the procurement of investment monies meant that their ability to develop new business opportunities was curtailed. This in particular impacted on the UK operation where Government budgetary constraints meant that existing contracts were limited towards the end of the year as financial restraints were applied to activity levels. Ironically the success of the service was the major cause of this downturn. When money became tight the fact that the dermatology service was under control as a result of the Company input meant that what little money was available went on more needy areas of health care and away from the dermatology service. It is also evident that the actual financial cost of raising funds over a considerable period of the year had a significant adverse affect on the Company's performance. The fact that these costs are handled from an accounting perspective in a different way in accordance with US generally accepted accounting principles as compared to that of England also adds to the burden carried in this first year of USA operation. In parallel with the fund raising, management was also involved in not only developing the dermatology opportunity in the USA but also in researching and developing the diabetic retinopathy service. This new venture was felt to be a critical and very attractive additional service that the Company could offer. As a result of these factors the TDS `s UK operation filed bankruptcy and the TDS USA operation ceased business.

Today TDS has no operations. In order to commence operations, it will be necessary for TDS to acquire an operating company.

Sources  of  Liquidity

The Company's internal source of liquidity was from operational cash flow. The external source of liquidity came from its private placements. During 2004, TDS-USA raised $200,517 as a result of TDS-USA's private placement of its securities with private investors.

As of March 31, 2006, the Company has no assets and $ 599,497 in liabilities. Its ability to sustain operations depends on the financial commitment by GreenShift Corporation, which funds its ongoing operations. Based on that commitment, the Company expects to sustain operations for the foreseeable future.

Item 7. Financial Statements.

The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See Item 8 in Annual Report on form 10-KSB for the year ended December 31, 2003.

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

The Company has requested Weaver and Tidwell to furnish a letter addressed to the Securities and Exchange Commission stating whether or not Weaver and Tidwell agrees with the statements in this Item 8 of Form 10-KSB. A copy of that letter is filed as exhibit 16 to this Form 10-KSB.

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

Item 8A.  Controls and Procedures

Evaluation of Disclosure  Controls and  Procedures.

Kevin Kreisler, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Kreisler concluded that the Company's system of disclosure controls and procedures was effective as of December 31, 2004 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal year ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
                            Chief Executive Officer,
                             and Chief Financial Officer

Mr. Kreisler has over fifteen years of diversified business experience, specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of Greenshift Corporation, and he serves as Chairman of the Board of GS CleanTech Corporation, GreenWorks Corporation, GS Energy Corporation, and Hugo International Telecom, Inc., and is a member of the board of directors of Ovation Products Corporation. Mr. Kreisler served as GS CleanTech's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995) and Rutgers University School of Law (J.D.,
1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. Audit Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2004.

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended December 31, 2002, 2003 and 2004 to the Company's Chief Executive Officer. There was no officer whose aggregate compensation for the year ended December 31, 2004 exceeded $100,000.

Name               Year       Salary
----              ------     --------
Roger Coomber     2004       $0
                  2003       $92,400
                  2002       $91,000
                  2001       $62,800

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

-----------------------------------------------------------------------------
   Name and Address of      Amount and Nature of         Percentage of
   Beneficial Owner          Beneficial Ownership       Outstanding  Shares
-----------------------------------------------------------------------------

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


                                    PART IV

Item 13.

Exhibits The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2004:

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

10-a Management   Services   Agreement   between  the  Company  and   GreenShift
     Corporation dated May 2005, and incorporated herein by reference.

10-a(1)  Amendment  No.  1 to  Consulting  Agreement  between  the  Company  and
     GreenShift Corporation, and incorporaed herein by reference.

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

Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2004 or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2004 or 2003.

It is the policy of TDST's board of directors to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

                             tds (Telemedicine) Inc.
                                FINANCIAL REPORT
                                DECEMBER 31, 2004
                                    CONTENTS

                                                                      Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS..............F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet.............................................F-2

Consolidated Statement of Operations...................................F-3

Consolidated Statement of Changes in Stockholders' Impairment..........F-4

Consolidated Statement of Cash Flows...................................F-5

Notes to Consolidated Financial Statements.............................F-7
tds (TELEMEDICINE) INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of tds (Telemedicine) Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of tds (Telemedicine) Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of tds (Telemedicine) Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for the years then ended in conformity with U. S. generally accepted accounting principles. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses, no current operating activities, and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg, Rich, Baker & Berman


Rosenberg, Rich, Baker & Berman
Bridgewater, NJ
July 12, 2006
                            tds (TELEMEDICINE) INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2004

                             ASSETS

                                                              2004
                                                           ----------

   Assets to be disposed of ............................           0
                                                           ---------

TOTAL ASSETS ...........................................   $       0
                                                           =========


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES

   Checks issued in excess of bank balances ............           0
   Accrued expenses ....................................     167,282
   Income Taxes Payable ................................         750
                                                           ---------

       Total current liabilities .......................     168,032

LONG-TERM LIABILITIES

   Liabilities to be disposed of .......................           0
                                                           ---------

       Total liabilities ...............................     168,032
MINORITY INTEREST ......................................           0

STOCKHOLDERS' DEFICIENCY

 Common stock, $.001 par value, 100,000,000
 Shares authorized 70,707,296 shares issued
 and outstanding at December 31, 2004 ..................      70,707
 Additional paid-in capital ............................     511,825
 Accumulated other comprehensive (loss) ................           0
 Accumulated deficit ...................................    (750,564)
                                                           ---------
TOTAL STOCKHOLDERS' DEFICIENCY .........................    (168,032)
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIENCY ..........   $       0
                                                           =========



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                            tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                   2004                 2003
                                               ------------        ------------

OPERATING REVENUES
    Medical consultations ...................              0    $          0
                                                ------------    ------------

          Total operating revenues ..........              0               0

COST OF SALES ...............................              0               0
                                                ------------    ------------

          Gross profit ......................              0               0

GENERAL AND ADMINISTRATIVE ..................              0               0
                                                ------------    ------------
Loss from continuing operations .............             (0)             (0)

DISCONTINUED OPERATIONS

  Loss from the operation of the
     Discontinued component .................       (218,331)       (805,757)

  Gain from deconsolidation of subsidiary ...        891,352               0
                                                ------------    ------------

  Net Income (loss) on discontinued operation        673,021               0

OTHER INCOME (EXPENSE)
    Interest expense ........................              0               0
                                                ------------    ------------

     Income (Loss) before income tax ........        673,021        (805,757)

INCOME TAX ..................................            750            --
                                                ------------    ------------

NET INCOME (LOSS) ...........................   $    672,271    ($   805,757)
                                                ============    ============

Loss per share:(Basic & Diluted)
    From Discontinued Operations ............   $       0.01    ($      0.01)
    From Continuing Operations ..............   ($      0.00)   ($      0.00)
                                                ============    ============


Weighted average number
    of shares outstanding
      Basic .................................     70,107,296      66,794,384
                                                ============    ============

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                            tds (TELEMEDICINE) INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' IMPAIRMENT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   Additional        Other
                                              Common Stock          Paid-in       Accumulated
                                         ----------------------     Capital      Comprehensive  Accumulated
                                           Shares        Amount    (Discount)    Income (Loss)     Deficit         Total
                                         ----------     -------     ---------      ---------      ---------      ---------


Balance, December 31, 2002 ..     65,521,296    $     65,521    $    233,381   ($    17,783)   ($   617,068)   ($   335,949)
   Sale of Common Stock .....      3,186,000           3,186    $    197,331        200,517            --              --
   Other Comprehensive Loss .   ($    77,380)        (77,380)           --             --              --              --
   Net Loss .................       (805,767)       (805,767)           --             --              --              --
                                ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2003 ..     68,707,296    $     68,707    $    430,712   ($    95,163)   ($ 1,422,835)   ($ 1,018,579)
                                ============    ============    ============   ============    ============    ============

   Sale of Common Stock .....      2,000,000           2,000    $     81,113         95,163            --            83,113
   Other Comprehensive Income           --              --              --             --              --            95,163
   Net Income ...............           --              --              --             --           672,271         672,271
                                ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2004 ..     70,707,296    $     70,707    $    511,825   $          0    ($   750,564)   ($   168,032)
                                ============    ============    ============   ============    ============    ============


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2004 AND 2003

                                                       12/31/04     12/31/03
                                                       --------     --------
Cash flow from operating activities
   Income/(loss) from continuing operations .......   $       0    $       0
 Adjustments to reconcile net loss to net cash
                  used in operating activities:
Cash used in operating activities of
              discontinued operations .............     (83,113)    (270,190)
                                                      ---------    ---------
              Net cash used in operating activities     (83,113)    (270,190)

Cash flow from investing activities
 Cash used in investing activities
              of discontinued operations ..........           0      (15,392)
                                                      ---------    ---------
              Net cash used in investing activities           0      (15,392)


Cash flow from financing activities
 Proceeds from issuance of common stock ...........      83,113      200,517
  Cash from other financing activities
             of discontinued operations ...........           0       35,480
                                                      ---------    ---------
          Net cash provided by financing activities      83,113      235,997

Net increase/(decrease) in cash ...................           0      (49,585)
Cash, beginning of year ...........................           0       49,585
                                                      ---------    ---------
Cash, end of year .................................   $       0    $       0
                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
            Interest ..............................   $       0    $   8,422
            Income Taxes ..........................   $       0    $       0



The Notes to Condensed Consolidated Financial Statments are an integral part of this statement.

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

PRINCIPLES OF CONSOLIDATION

In June 2004 the Company's only operating subsidiary (TDS, LTD) filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004.

For the years ended 2003 thru June 2004,the accompanying consolidated financial statements include the accounts of tds (Telemedicine) Inc. and its wholly-owned subsidiary, tds (Dermatology) Ltd. All significant intercompany balances and transactions were eliminated in consolidation.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company had working capital deficiencies of $168,032, which raises substantial doubt about the company's ability to continue as a going concern. For the year ended December 31, 2004 the Company sustained an operating loss from discontinued operations of $(218,331) and as of December 31, 2004 it had a stockholders' deficiency of $168,032. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                            tds (TELEMEDICINE) Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NET INCOME/(LOSS) PER SHARE

The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities.

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

                            tds (TELEMEDICINE) Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3        CERTAIN ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSES

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the year ended December 31, 2004 and 2003 were immaterial.

REVENUE RECOGNITION

Revenue from medical services are recognized as services are rendered.

BANKRUPTCY - tds (DERMATOLOGY) Inc.

In June 2004 an order of administration was entered against tds (DERMATOLOGY) Inc., an operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (DERMATOLOGY) Inc. protection from its creditors and in June 2004 the court appointed administrators to aid tds (DERMATOLOGY) Inc. in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations.

DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiary beginning.

June 2004, the operations of the UK subsidiary are included in results from discontinued operations, net, in the accompanying consolidated statements of operations through the date of deconsolidation.

The results of the discontinued operations are shown as "loss from operations of discontinued component" on the consolidated statement of operations and are comprised of:

                                          Period ended
                                     12/31/04     12/31/03
                                     ---------------------

Revenues ........................   $  93,810    $ 457,957

Operating loss ..................    (218,331)    (666,900)

Loss from discontinued operations   $(218,331)   $(666,900)
                                    =========    =========
tds (TELEMEDICINE) Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4        INCOME TAXES

TDS (TELEMEDICINE) Inc. is a corporation that reports and files a U.S. corporation business tax return. Its former wholly-owned subsidiary, a corporation that reported and filed their corporate business tax returns in the United Kingdom. The components of the provision for income taxes consist of:


                  2004                      2003
                  ----                      ----
Current           $ 750                     $ -0-
Foreign           $ -0-                     $ -0-
                  =====                     =====

The state of New York has filed a corporate income tax lien against the company in the amount of $5,241 in May of 2004. The company believes that upon completion of the 2004 and 2005 state corporate franchise tax returns, the liability will be approximately $1,500.


The Company has a U.S. income tax operating loss carryforward of approximately $650,000 that expires through the year 2021.

5        CONTINGENCIES

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

                             tds (TELEMEDICINE) Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6        SUBSEQUENT EVENTS

CONSULTING AGREEMENT

In May 2005, the Company entered into a consulting agreement with Greenshift Corporation whereby Greenshift Corporation agreed to provide management consulting services including developing a business plan for the Company, negotiating settlements with creditors, and obtaining sources of financing. Under the terms of the consulting agreement, Greenshift will receive 150,000 shares of restricted tds common stock in lieu of a $150,000 cash payment upon completion of a successful reorganization of a business plan.


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


/s/ Kevin Kreisler
Kevin Kreisler
Chief Executive Officer,
Chief Financial and Accounting
Officer, Director
July 19, 2006