Form 10QSB
period 2005-03-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 2005
Commission File Number: 0-33513

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



PART 1 -  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS  MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)
                            tds (TELEMEDICINE) INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2005 (UNAUDITED)

                             ASSETS
                                                                        3/31/05
                                                                       --------
CURRENT ASSETS ..................................................     $       0


                                                                      ---------
TOTAL ASSETS ....................................................     $       0
                                                                      =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accrued Expenses ..........................................        20,000
      Income Taxes Payable ......................................           750

                                                                      ---------
TOTAL CURRENT LIABILITIES .......................................        20,750


STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 100,000,000 shares issued
 and outstanding at March 31, 2005 ..............................       100,000

Additional paid-in capital ......................................       632,532
 Accumulated deficit ............................................      (753,282)
                                                                      ---------

TOTAL STOCKHOLDER'S DEFICIENCY ..................................       (20,750)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................     $       0
                                                                      =========


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                QUARTER ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                   2005                 2004
                                               ------------        ------------

OPERATING REVENUES .........................     $          0      $          0
                                                 ------------      ------------

COST OF SALES ..............................                0                 0
                                                 ------------      ------------

GROSS PROFIT ...............................                0                 0

GENERAL AND ADMINISTRATIVE .................            2,718                 0
                                                 ------------      ------------
 Loss from continuing operations before
taxes ......................................           (2,718)                0

Provision for Taxes ........................                0                 0
                                                 ------------      ------------
Income from continuing operations ..........                0                 0

Loss from discontinued operations ..........                0          (218,331)
                                                 ------------      ------------

Income tax expense/benefit .................                0                 0

Net loss on discontinued operation .........                0          (218,331)
                                                 ------------      ------------

NET LOSS ...................................     ($     2,718)     ($   218,331)
                                                 ============      ============

Basic Loss per share:
    Continuing Operations ..................     ($      0.00)     ($      0.00)
                                                 ------------      ------------

    Discontinued Operations ................     ($      0.00)     ($      0.00)
                                                 ------------      ------------

Weighted average number
    of shares outstanding
    Basic and Dilutive .....................       81,773,429        69,073,963
                                                 ============      ============


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          QUARTER ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)


                                                              2005       2004
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ...........................................     (2,718)          0
    Discontinued Operations ............................          0     (76,213)
    Increase in Accounts Payable .......................      2,718           0
                                                           --------    --------

Net Cash (used) provided by operating activities .......          0           0

CASH FLOWS FROM INVESTING ACTIVITIES: ..................          0           0

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock .................          0      76,213

Net cash provided by ...................................       --          --
         financing activities ..........................          0      76,213
                                                           --------    --------

Net increase (decrease)in cash and cash equivalents ....          0           0

CASH AND CASH EQUIVALENTS, January 1, ..................          0           0
                                                           --------    --------
CASH AND CASH EQUIVALENTS, March 31, ...................   $      0    $      0
--------------------------------------------------------   ========    ========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

 Cash paid during the Quarter for:
      Interest .........................................   $      0    $      0
                                                           ========    ========

      Income taxes .....................................   $      0           0
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In February 2005, the Company issued 29,292,704 shares of common stock valued at $150,000 for the payment of $222,282 of Accounts Payable.


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

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

The Company is currently a shell with no operating activities. No subsidiaries are included for 2005. In June 2004 the Company's only operating subsidiary TDS (Dermatology) Limited filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004. For the three months ended March 31, 2004, the consolidated financial statements include the accounts of TDS (Dermatology) Limited, the company's now defunct subsidiary. These amounts are included as discontinued operations.

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

The results of the discontinued operations are shown as "Gain/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                                            Period ended
                                                       3/31/05       3/31/04
                                                      -------------------------
Revenues ......................................       $       0       $  93,810

Operating loss ................................               0        (218,331)

Loss from discontinued operations .............       $       0       $(218,331)
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

4        COMMON STOCK ISSUANCE

In February of 2005, the company issued all of its remaining authorized common shares to create a total of 100,000,000 common shares outstanding. The 29,292,704 shares were issued for the assumption of company trade payable debt of $150,000. The purchaser of the 29,292,704 shares assumed liabilities of $150,000. These liabilities were being carried on the company accounts for a total of $222,282. The assumption of these debts for stock valued at $150,000 resulted in a gain of $72,282, which was reported as a reduction in selling, general and administrative expenses for the quarter ended March 31, 2005.

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

OVERVIEW

Tds (Telemedicine), Inc. was a holding company. It had one operating subsidiary. In the past its subsidiary was engaged in the telemedicine diagnostic services industry. As a result of filing for bankruptcy in the UK by its subsidiary, the company no longer has any operations.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2005, the Company did not have any cash, and current liabilities exceeded current assets by over $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

As described more fully in Note 2 to the financial statements and Contingencies, above, we may be subject to legal proceedings. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

RESULTS OF OPERATIONS

The company is currently a shell with no operations. Selling, general and administrative expenses relate primarily to consulting and management services to prepare the company for a strategic transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of ($20,750) as of March 31, 2005.

The company had no cash balance as of March 31, 2005.

The company has incurred continued operating losses, has negative working capital, and liabilities exceed assets as of March 31, 2005. These conditions are due to the winding down process of the UK subsidiary and management's continuing search for a strategic transaction to locate a new operating subsidiary. These conditions are expected to continue until new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of tds (Telemedicine) Inc.'s 2005 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2005:

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

 tds (TELEMEDICINE), INC.

        /S/ Kevin Kreisler
            ------------------------
By:         Kevin Kreisler
            Chief Executive Officer and Chief Financial Officer

Date:       July 18, 2006