Form 10QSB
period 2005-06-30
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 30, 2005
Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             ----------------------
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

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS JUNE 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)


                            tds (TELEMEDICINE) INC.
                             CONDENSED BALANCE SHEET
                            JUNE 30, 2005 (UNAUDITED)

                             ASSETS
                                                                        6/30/05
                                                                      ---------

TOTAL ASSETS ....................................................     $       0
                                                                      =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts Payable - Related Company ........................        54,250
      Accrued Expenses ..........................................        10,000
      Income Taxes Payable ......................................           750

                                                                      ---------
TOTAL CURRENT LIABILITIES .......................................        65,000



STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 100,000,000 shares issued
 and outstanding at June 30, 2005 ...............................       100,000
 Additional paid-in capital .....................................       632,532
 Accumulated deficit ............................................      (797,532)
                                                                      ---------

TOTAL STOCKHOLDER'S DEFICIENCY ..................................       (65,000)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................     $       0
                                                                      =========

The notes to financial statements are an integral part of these statements.



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)



                                                              Three months ended               Six months ended
                                                                   June 30                         June 30
                                                            2005             2004            2005           2004
                                                          ----------       ---------       ---------      ---------
Revenues:
  Cost of Revenues ..................................   $          --      $       --     $       --      $       --
Gross Profit ........................................              --              --             --              --
                                                        ---------------    ------------   ------------    ------------

Operating expenses:
  Selling, general and administrative expenses ......            44,250            --           46,968            --
                                                        ---------------    ------------   ------------    ------------
Income/(loss) from continuing operations before taxes           (44,250)           --          (46,968)           --

Provision for income taxes ..........................              --              --             --              --
                                                        ---------------    ------------   ------------    ------------
Income from continuing operations ...................              --              --          (46,968)           --
Income/(loss) from discontinued operations ..........              --              --             --          (218,331)
Gain from deconsolidation of subsidiary .............              --           891,350           --           891,350
                                                        ---------------    ------------   ------------    ------------

Net Income (Loss) ...................................   ($       44,250)   $    891,350   $    (46,968)    $    673,019
                                                        ===============    ============   ============    ============

Basic income/ (loss) attributable to
  common shareholders:
  Continuing Operations .............................   $          (.00)   $       --     $       (.00)   $       --
  Discontinued Operations ...........................   $           .00    $        .01   $        .00    $        .01
                                                        ---------------    ------------   ------------    ------------
Diluted income/ (loss) attributable to
  common shareholders:
  Continuing Operations .............................   $          (.00)   $       --     $       (.00)   $       --
  Discontinued Operations ...........................   $           .00    $        .01   $        .00    $        .01
                                                        ---------------    ------------   ------------    ------------
Weighted average shares of common stock .............       100,000,000      70,300,703     90,937,064      69,690,271
                                                        ===============    ============   ============    ============
  Outstanding and dilutive


The notes to the financial statements are an integral part of these statements.

                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)




                                                              2005       2004
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ........................................    (44,250)          0
    Discontinued Operations .........................          0     (83,113)
    Increase in Accounts Payable ....................    (10,000)          0
                                                        --------    --------
Net Cash used by operating activities ...............    (54,250)    (83,143)

CASH FLOWS FROM INVESTING ACTIVITIES: ...............          0           0


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock ..................          0      83,113
Payment of operating expenses and
     Accounts Payable by related company ............     54,250           0

  Net cash provided by ..............................       --          --
                financing activities ................     54,250      83,113
                                                        --------    --------

  Net increase (decrease)in cash and cash equivalents          0           0

CASH AND CASH EQUIVALENTS, January 1, ...............          0           0
                                                        --------    --------
CASH AND CASH EQUIVALENTS, June 30, .................   $      0    $      0
-----------------------------------------------------   ========    ========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the period for:
      Interest ......................................   $      0    $      0
                                                        ========    ========

      Income taxes ..................................   $      0    $      0
                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In February 2005, the Company issued 29,292,704 shares of common stock valued at $150,000 for the payment of $222,782 of Accounts Payable.

During the quarter ended June 30, 2005, a related party paid expenses totaling $54,250 on behalf of the Company.



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

In June 2004 the Company's only operating subsidiary TDS (Dermatology) Limited filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004. For the six months ended June 30, 2004, the consolidated financial statements include the accounts of TDS (Dermatology) Limited, the Company's now defunct subsidiary. Theses amounts are included as discontinued operations.

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

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:


                                         Period ended
                                     6/30/05      6/30/04
                                     --------------------


Revenues ........................   $       0   $  93,810

Operating loss ..................           0    (218,331)

Loss from discontinued operations   $       0   $(218,331)
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



4        RELATED PARTY TRANSACTIONS

In May 2005, the company executed a management consulting service agreement with Greenshift Corporation. Under the agreement (effective for one year beginning July 1, 2005 as amended), Greenshift will locate interim management, locate and consult with suitable acquisition candidates, negotiate and settle creditor claims, bring TDST's SEC filings up to date and assist with designing and implementing a plan to restructure TDST.

For its services, Greenshift will receive 3,000,000 split adjusted shares of registered TDST common stock upon completion of the restructuring plan and $150,000 worth of registered and price protected TDST common stock, which shares shall be due and payable to Greenshift upon completion by TDST of a strategic transaction acquisition. GreenShift will also receive a management fee of $50,000 per quarter and reimbursement of all related expenses.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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


GreenShift Corportion can exert control over us and may not make decisions that further the best interests of all stockholders.

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

As described more fully in Note 2 to the financial statements and Contingencies, above, we may be subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

RESULTS OF OPERATIONS

The company is currently a shell with no operations. Selling, general and administrative expenses relate primarily to consulting and management services to prepare the company for a strategic transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $65,000 as of June 30, 2005.

The company had no cash balance as of June 30, 2005.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of June 30, 2005. These conditions are due to the process of restructuring the company to enable it to complete a strategic acquisition under the consulting agreements executed with Greenshift Corporation. These conditions are expected to continue until new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of tds (Telemedicine) Inc.'s 2005 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2005:

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

tds(TELEMEDICINE), INC.


                 /S/ Kevin Kreisler
                     ---------------------------
By:                  Kevin Kreisler
                     Chief Executive Officer and Chief Financial Officer
Date:                July 18, 2006