Form 10QSB
period 2005-09-30
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005
Commission File Number: 0-33513

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS SEPTEMBER  30, 2005 (UNAUDITED) AND 2004 UNAUDITED)


                             tds (TELEMEDICINE) INC.
                             CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2005 (UNAUDITED)



                             ASSETS
                                                            9/30/05
                                                           ---------

TOTAL ASSETS ...........................................   $       0
                                                           =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accounts Payable - Related Company ...............     426,885
      Income Taxes Payable .............................         750
                                                           ---------
TOTAL CURRENT LIABILITIES ..............................     427,635



STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 100,000,000 shares issued
 and outstanding at September 30, 2005 .................     100,000
 Additional paid-in capital ............................     632,532
 Deferred Stock based consultant fees ..................    (225,000)
 Accumulated deficit ...................................    (935,167)
                                                           ---------

TOTAL STOCKHOLDER'S DEFICIENCY .........................    (427,635)
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .........   $       0
                                                           =========



The notes to the financial statements are an integral part of these statements.


                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



                                                                 Three months ended                Nine months ended
                                                                     September 30                    September 30
                                                                 2005             2004            2005           2004
                                                              ----------       ---------       ---------      ---------
Revenues:
  Cost of Revenues ........................................   $        --      $       --     $        --      $        --
Gross Profit ..............................................            --              --              --               --
                                                              -------------    ------------   -------------    -------------

Operating expenses:
  Selling, general and administrative expenses ............         137,635            --           184,602             --
                                                              -------------    ------------   -------------    -------------
Income/(loss) from continuing operations before taxes .....        (137,635)           --          (184,602)            --

Provision for income taxes ................................            --              --              --               --
                                                              -------------    ------------   -------------    -------------
Income from continuing operations .........................        (137,635)           --          (184,602)            --
Income/(loss) from discontinued operations ................            --              --              --           (218,331)
Gain from deconsolidation of subsidiary ...................            --              --              --            891,350
                                                              -------------    ------------   -------------    -------------

Net Income (Loss) .........................................   ($    137,635)   $              ($    184,602)   $     673,019
                                                              =============    ============   =============    =============

Basic income/ (loss) attributable to common shareholders:
  Continuing Operations ...................................   $         .00    $       --     $         .00    $        --
  Discontinued Operations .................................   $        --      $       --     $         .00    $         .01
                                                              -------------    ------------   -------------    -------------
Diluted income/ (loss) attributable to common shareholders:
  Continuing Operations ...................................   $        --      $       --     $        --      $        --
  Discontinued Operations .................................   $        --      $       --     $         .00    $         .01
                                                              -------------    ------------   -------------    -------------
Weighted average shares of common stock ...................     100,000,000      70,707,296      93,991,240       70,033,303
  Outstanding and dilutive ................................    ============    ===========       ==========       ==========



The notes to the financial statements are an integral part of these statements.

                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF CASH FLOWS
        QUARTER ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)



                                                              2005       2004
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ........................................    (184,602)           0
    Discontinued Operations .........................           0      (83,113)
    Decrease in Accounts Payable ....................     (17,283)           0
    Increase in Accounts Payable - Related Company ..     300,000            0
    Deferred stock based compensation ...............    (225,000)           0
                                                        ---------    ---------
Net Cash used by operating activities ...............    (126,885)     (83,113)

CASH FLOWS FROM INVESTING ACTIVITIES: ...............           0            0



CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of operating expenses and
         Accounts Payable by Related Company ........     126,885            0

    Proceeds from sale of common stock ..............           0       83,113

  Net cash provided by ..............................        --           --
                financing activities ................     126,885       83,113
                                                        ---------    ---------

  Net increase (decrease)in cash and cash equivalents           0            0

CASH AND CASH EQUIVALENTS, January 1, ...............           0            0
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, September 30, ............   $       0    $       0
-----------------------------------------------------   =========    =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the period for:
      Interest ......................................   $       0    $       0
                                                        =========    =========

      Income taxes ..................................   $       0            0
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In February 2005, the Company issued 29,292,704 shares of common stock valued at $150,000 for the payment of $222,782 of Accounts Payable.

During the nine months ended September 30, 2005, a related party paid expenses totaling $126,885. The notes to the financial statements are an integral part of these statements.

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

In June 2004 the Company's only operating subsidiary TDS (Dermatology) Limited filed for protection under the bankruptcy laws of the United Kingdom and ceased operations. The final and formal termination of the subsidiary was completed in November 2005. The company's United States operations also ceased to continue development of the business in the United States in 2004. For the periods thru June 30, 2004, the consolidated financials include the accounts of tds (Dermatology) Ltd., the Company's now defunct subsidiary. These amounts are included in discontinued operations.

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

                            tds (TELEMEDICINE) Inc.
                         NOTES TO FINANCIAL STATEMENTS

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

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                      9/30/05    9/30/04
                                    ----------------------

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


4        RELATED PARTY TRANSACTIONS

On May 23, the company executed a consulting and management service agreement with Greenshift Corporation. Under the agreement (effective for one year beginning July 1, 2005 as amended), GreenShift will locate interim management, locate and consult with suitable acquisition candidates, negotiate and settle creditor claims, bring TDST's SEC filings up to date and assist with designing and implementing a plan to restructure TDST.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006 the Company did not have any cash, and current liabilities exceeded current assets by $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $427,635 as of September 30, 2005.

The company had no cash balance as of September 30, 2005.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of September 30, 2005. These conditions are due to the process of restructuring the company to enable it to complete a strategic acquisition under the consulting agreement executed with Greenshift Corporation. These conditions are expected to continue until new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of tds (Telemedicine) Inc.'s 2005 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2005:

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