Form 10KSB
period 2005-12-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 |_|

TRANSITION  REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-33513


                                 tds (Telemedicine) Inc.
                                 -----------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer ID No.)
 incorporation or organization)

One Penn Plaza, Suite 1612, New York, NY                       10119
--------------------------------------------------------------------------------
Address of principle executive offices)                    (Zip Code)  tds

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

The issuer's revenues for the fiscal year ended December 31, 2005 were $-0-. The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on July 12, 2006, based on the last sale price of such common equity on the Pink Sheets on such date, was $131,414.

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|


                     TDS (TELEMDICINE), INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

Part I                                                                                           Page No.
Item 1.           Description of Business...........................................................3
Item 2.           Description of Properties ........................................................6
Item 3.           Legal Proceedings......... .......................................................6
Item 4.           Submission of Matters to a Vote of Security Holders...............................6
Part II
Item 5.           Market for Common Equity, Related Stockholder Matters
                   and Small Business Issuer Purchases of Equity Securities.........................7
Item 6.           Management's Discussion and Analysis or Plan of Operation.........................7
Item 7.           Financial Statements..............................................................8
Item 8.           Changes and Disagreements with Accountants on
                   Accounting and Financial Disclosure..............................................8
Item 8A.          Controls and Procedures...........................................................9
Item 8B           Other Information.................................................................9
Part III
Item 9.           Directors and Executive Officers of the Registrant...............................10
Item 10.          Executive Compensation...........................................................11
Item 11.          Security Ownership of Certain Beneficial Owners
                   and Related Stockholders Matters.............................................11-12
Item 12.          Certain Relationships and Related Transactions...................................12
Part IV
Item 13.          Exhibits.........................................................................12
Item 14.          Principal Accountant Fees and Services...........................................12
Signatures        .................................................................................14

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

Early in 2005, TDS's management began to review opportunities to acquire an operating company through a "reverse merger" procedure.

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

The Company is not a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006 the Company did not have any cash, and had current liabilities in excess of $600,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the court to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

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

None.

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

Period                        High           Low
--------------------------------------------------------------------------------



 2005 Fourth Quarter         $ 0.02        $ 0.008

 2005 Third Quarter            0.025         0.014

 2005 Second Quarter           0.028         0.01

 2005 First Quarter            0.03          0.01

 2004 Fourth Quarter           0.03          0.01

 2004 Third Quarter            0.06          0.02

 2004 Second Quarter           0.14          0.02

 2004 First Quarter            0.20          0.07


Title of Class                             Approximate Number of
                                            Holders of Record
--------------------------------------------------------------------------------
Common Stock, 0.0001 par value                     45


As of June 30, 2006 there were 100,000,000 shares of Company Common Stock issued and outstanding held by approximately 45 registered holders of record. This number may exclude individual shareholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

In February of 2005, the company issued all of its remaining authorized common shares to create a total of 100,000,000 common shares outstanding. The 29,292,704 shares were issued for the assumption of company's existing trade payables of $150,000. These liabilities were being carried on the company accounts for a total of $222,282. The assumption of these debts for stock valued at $150,000 resulted in a gain of $72,282, which was reported as a reduction in selling, general and administrative expenses for the quarter ended March 31, 2005.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations:

The Company is currently a shell with no operations and no revenues. Expenses incurred in the amount of $344,184 relate to professional fees, consulting fees and costs necessary to prepare the Company for a strategic acquisition.

Sources of Liquidity

The Company had a working capital deficit of $512,216. The Company had no cash at December 31, 2005. The Company had no internal sources of liquidity. The external sources of liquidity came from its execution of a consulting agreement with Greenshift Corporation whereby Greenshift is to provide working capital and management services to prepare the company for a strategic transaction. It is expected that operating losses will continue and negative working capital will continue unless a new operating subsidiary is acquired.

The Company has no off-balance sheet arrangements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See Item 8 in Annual Report on Form 10-KSB for the year ended December 31, 2003.


Item 8A.  Controls and Procedures

Evaluation of Disclosure  Controls and  Procedures.

Kevin Kreisler, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Kreisler concluded that the Company's system of disclosure controls and procedures was effective as of December 31, 2005 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B    Other Information

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

 Name                 Age             Position

Kevin Kreisler        33        Chairman of the Board, Chief Executive Officer,
                                 and Chief Financial Officer


Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of Greenshift Corporation, and he serves as Chairman of the Board of GS CleanTech Corporation, GreenWorks Corporation, GS Energy Corporation, and Hugo International Telecom, Inc., and is a member of the board of directors of Ovation Products Corporation. Mr. Kreisler served as GS CleanTech Corporation's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler founded GreenShift initially as vehicle to support the growth and development of Veridium, an environmental services company that specializes in the recycling and reuse of industrial waste. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995) and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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


Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2005.

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended December 31, 2003, 2004 and 2005 to the Company's Chief Executive Officer.

---------------------------------------------------------------------------
                                                                  Restricted
                                                                    Options
                                 Base                  Other       Principle
                                 Annual               Annual         SARs
  Name and Position     Year     Salary    Bonus    Compensation    Stock
----------------------------------------------------------------------------
Kevin Kreisler          2005    $      0    N/A          N/A          N/A
Chairman of the Board
Chief Executive Officer
Chief Financial Officer



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the "beneficial ownership" of TDST's common stock as of July 10, 2006 by each of TSDT's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 100,000,000 shares of Common Stock issued and outstanding as of December 31, 2005.



-----------------------------------------------------------------------------
   Name and Address of          Amount and        Beneficial Percentage of
   Beneficial Owner             Ownership             Outstanding Shares
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

10-a Management   Services   Agreement   between  the  Company  and   GreenShift
     Corporation dated May 2005. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

10-a(1)  Amendment  No.  1 to  Consulting  Agreement  between  the  Company  and
     GreenShift Corporation. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

16 Letter from Weaver and Tidwell. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

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

Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2005, 2004, or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2005, 2003.

It is the policy of TDST's audit committee to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of tds (Telemedicine) Inc.

We have audited the accompanying balance sheets of tds (Telemedicine) Inc. as of December 31, 2005, and the statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of tds (Telemedicine) Inc. as of December 31, 2005 and the results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses has no current operating activities and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg, Rich, Baker & Berman


Rosenberg, Rich, Baker & Berman
Bridgewater, NJ
July 12, 2006
                             tds (TELEMEDICINE) INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005



                             ASSETS

                                                              2005
                                                           ----------

TOTAL ASSETS ...........................................   $         0
                                                           ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES

 Accrued expenses ......................................        15,000
 Income taxes payable ..................................         1,500
 Convertible Note - Related Party (Net of Discount) ....        80,724
 Derivative Liability ..................................       101,423
 Due to related party ..................................       313,569
                                                           -----------

       Total current liabilities .......................       512,216


STOCKHOLDERS' DEFICIENCY

 Common stock, $.001 par value, 100,000,000
 Shares authorized 100,000,000 shares issued
 and outstanding at December 31, 2005 ..................       100,000
 Additional paid-in capital ............................       632,532
 Deferred stock based compensation .....................      (150,000)
 Accumulated deficit ...................................    (1,094,748)
                                                           -----------
TOTAL STOCKHOLDERS' DEFICIENCY .........................      (512,216)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..........   $         0
                                                           ===========




The notes to the financial statements are an integral part of these statements.

                             tds (TELEMEDICINE) INC.
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                   2005                 2004
                                               ------------        ------------

OPERATING REVENUES ..........................   $          0    $          0

COST OF SALES ...............................              0               0
                                                ------------    ------------

          Gross profit ......................              0               0

GENERAL AND ADMINISTRATIVE EXPENSES .........        334,865               0
                                                ------------    ------------
Loss from continuing
operations ..................................       (334,865)              0

DISCONTINUED OPERATIONS

  Loss from the operation of the
     Discontinued component .................              0        (218,331)

  Gain from deconsolidation of subsidiary ...              0         891,352
                                                ------------    ------------
  Net Income (loss) on discontinued operation              0         673,021

OTHER INCOME (EXPENSE)
    Interest expense ........................          8,569               0
                                                ------------    ------------

     Income (Loss) before income tax ........       (343,434)        673,021

INCOME TAX ..................................            750             750
                                                ------------    ------------

NET INCOME (LOSS) ...........................   $   (344,184)   $    672,271
                                                ============    ============

Loss per share:(Basic & Diluted)
    From Discontinued Operations ............   $       0.00    $       0.01
                                                ============    ============
    From Continuing Operations ..............   $       0.00    $       0.00
                                                ============    ============


Weighted average number
    of shares outstanding
      Basic .................................     95,505,777      70,107,296
                                                ============    ============

The notes to the financial statements are an integral part of these statement.


                             tds (TELEMEDICINE) INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                Additional        Other       Deferred
                                         Common Stock          Paid-in       Accumulated    Stock Based
                                    ----------------------     Capital      Comprehensive   Consultant    Accumulated
                                      Shares        Amount    (Discount)    Income (Loss)    Fee          Deficit         Total
                                    ----------     -------     ---------      ---------     ----------    ---------      ---------

Balance, January 1, 2004 ........   68,707,296   $  68,707   $   430,712   $  (95,163)   $         0    $(1,422,835)   $ 1,018,579)
                                    ==========   =========   ===========   ==========    ===========    ===========    ===========

   Sale of Common Stock .........    2,000,000       2,000        81,113         --             --             --           83,113

   Other Comprehensive Income ...         --          --            --         95,163           --             --           95,163

   Net Income ...................      672,271        --            --           --             --          672,271
                                     ---------   ---------   -----------   ----------    -----------    -----------    -----------
Balance, December 31, 2004 ......   70,707,296      70,707       511,825            0              0       (750,564)      (168,032)



   Issuance of Common Stock .....   29,292,704      29,293       120,707         --             --             --          150,000

       Deferral of stock based--
       Consultant fee arrangement         --          --            --           --         (150,000)          --         (150,000)

       Net Loss .................         --          --            --           --             --         (344,184)      (344,184)
                                    ----------   ---------   -----------   ----------    -----------    -----------    -----------

 Balance, December 31, 2005 .....  100,000,000   $ 100,000   $   632,532   $        0    $  (150,000)   $(1,094,748)   $  (512,216)
                                   ===========   =========   ===========   ==========    ===========    ===========    ===========

The notes to the financial statements are an integral part of these statements.

                             tds (TELEMEDICINE) INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2005 AND 2004





                                                       12/31/05     12/31/04
Cash flow from operating activities

   Income/(loss) from continuing operations .......   $(344,184)   $       0

  Cash used in operating activities of
         Discontinued operations ..................           0      (83,113)
  Debt issuance for related party payable .........     182,147            0
                                                                   ---------
  Change in accounts payable and accrued expenses .      (2,282)           0
  Change in due to related party ..................     313,569            0
  Change in accrued income taxes ..................         750            0
  Deferred Stock based compensation ...............    (150,000)           0
                                                      ---------    ---------
Net Cash used in operating activities .............           0      (83,113)
                                                      ---------    ---------

Cash flow from investing activities
 Cash used in investing activities
      of discontinued operations ..................           0            0
                                                      ---------    ---------
              Net cash used in investing activities           0            0

Cash flow from financing activities
Proceeds from issuance of common stock ............           0       83,113
Cash from other financing activities
    of discontinued operations ....................           0            0
                                                      ---------    ---------
          Net cash provided by financing activities           0       83,113

Net increase/(decrease) in cash ...................           0            0
Cash, beginning of year ...........................           0            0
                                                      ---------    ---------
Cash, end of year .................................   $       0    $       0
                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
            Interest ..............................   $       0    $       0
            Income Taxes ..........................   $       0    $       0

 The notes to financial statements are an integral part of these statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In March 2005, the Company issued 29,292,704 shares of common stock valued at $150,000 for previously incurred company liabilities.

During the year ended December 31, 2005, the Company issued a convertible demand note to GreenShift Corporation in the amount of $182,147 in exchange for advances made by GreenShift Corporation for expenses paid on the Company's behalf, and accrued management fees of $150,000.

                             tds (TELEMEDICINE) INC.
                        NOTES TO THE FINANCIAL STATEMENTS



1        BASIS OF PRESENTATION

TDS (Telemedicine), Inc. ("we", the "Company" or "tds") is a shell company that no longer has any operating subsidiaries. The company's former operating subsidiary, entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal liquidation procedures during 2004. The Company no longer has any operations.

2        GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. At December 31, 2005, the Company had no operating activities, which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME/(LOSS) PER SHARE

The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities.

                             tds (TELEMEDICINE) INC.
                        NOTES TO THE FINANCIAL STATEMENTS


3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

In accordance with the provisions of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes", deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial reporting and tax reporting purposes.

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock," require all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income and expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where the market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and require judgment and estimates.

The pricing model we use for determining fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.


BANKRUPTCY - tds (Dermatology) Ltd.

In June 2004 an order of administration was entered against tds (Dermatology) Ltd., our operating subsidiary, under United Kingdom bankruptcy laws. The order provides tds (Dermatology) Ltd. protection from its creditors and in June 2004 the court appointed administrators to aid tds (Dermatology) Ltd. in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations.



DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiary in June 2004.

                             tds (TELEMEDICINE) INC.
                        NOTES TO THE FINANCIAL STATEMENTS


3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES (continued)

The operations of the UK subsidiary are included in results from discontinued operations, net, in the accompanying consolidated statements of operations through the date of deconsolidation.

The results of the discontinued operations are shown as "Gain/(loss from the operating of the discontinued component" on the consolidated statement of operations and are comprised of:

                                         Period ended
                                     12/31/05   12/31/04
                                    ---------------------

Revenues ........................   $       0   $  93,810

Operating loss ..................           0    (218,331)

Loss from discontinued operations   $       0   $(218,331)
                                    =========   =========

NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


4        STOCK ISSUED FOR SERVICES

The Company accounts for stock issued for services in accordance with Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests that stock-based compensation transactions should be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company accounts for the prepaid value of consulting services in accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees."

In February of 2005, the company issued all of its remaining authorized common shares to create a total of 100,000,000 common shares outstanding. The 29,292,704 shares were issued for the assumption of company's existing trade payables of $150,000. These liabilities were being carried on the company accounts for a total of $222,282. The assumption of these debts for stock valued at $150,000 resulted in a gain of $72,282, which was reported as a reduction in selling, general and administrative expenses during the quarter ended March 31, 2005.

                            tds (TELEMEDICINE) INC.
                        NOTES TO THE FINANCIAL STATEMENTS




5.  CONTINGENCIES

The wholly owned subsidiary, tds (Telemedicine) Limited was placed into administrative status of the UK bankruptcy code in June 2004. Certain claims might be brought against the Company or seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of June 30, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

6.  RELATED PARTY TRANSACTIONS

In May 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services.

The agreement is for a term of one year and provides for GreenShift to receive $150,000 payable in the form of registered and price protected TDST common stock and 3,000,000 shares of common stock due immediately upon the completion of a reverse stock split. This transaction was valued at the estimated fair market value of the services provided in the total amount of $300,000 and is being expensed over the one year service period. The portion relating to future periods is shown as a contra-equity account on the balance sheet. In addition, GreenShift is also to receive $50,000 management fee per quarter and reimbursement of all expenses until such time as the strategic transaction is complete. During the year ended December 31, 2005, GreenShift paid certain liabilities totaling $75,897 on behalf of the Company.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $182,147 convertible debenture is due and payable in one year, bearing interest at 5% per year. For the year ended December 31, 2005, interest expense of $8,569 related to this obligation was incurred and accrued.

                             tds (TELEMEDICINE) INC.
                        NOTES TO THE FINANCIAL STATEMENTS

7.  CONVERTIBLE DEBENTURES

The note payable to GreenShift Corporation is a convertible demand note due December 31, 2006. This convertible debenture may be converted into shares of the Company's common stock at the option of the holder at any time. The number of issuable common shares is equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance does not give GreenShift more than a 4.95% ownership of the Company.

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $182,147 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $101,423 as a liability in the accompanying balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a convertible debt pricing model using the following assumptions:

Coupon rate ...........     5%
Share price ...........   $0.008
Expected volatility ...   150%
Risk free interest rate   4.39%
Market rate of interest     5%

Changes in the fair value of the embedded derivative will be recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2005, there was no change in the fair value of the embedded derivative.


8.  INCOME TAXES

tds (Telemedicine) Inc. has incurred losses, which have generated net operating loss carryforwards for TDST as of December 31, 2005. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2005 and 2004, tds' effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes of $750 for the years ended December 31, 2005 and 2004 consisted of state income tax provisions. Deferred tax assets are as follows:

                                   12/31/2005   12/31/2004
                                   ----------   ----------
Deferred Tax Asset:

Net operating loss carryforwards   $ 340,000    $ 670,000
                                   ---------    ---------

Total deferred tax assets ......     340,000      670,000
Less: Valuation allowance ......    (340,000)    (670,000)
                                   ---------    ---------
Net deferred tax asset .........   $    --      $    --
                                   =========    =========

TDST has federal net operating loss carry-forwards of approximately $1,090,000 which expire through December 31, 2025.

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