Form 10QSB
period 2006-03-31
TDS TELEMEDICINE INC
filed 2006-07-20
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 2006
Commission File Number: 0-33513

                             tds (Telemedicine) Inc.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID No.)
 incorporation or organization)

One Penn Plaza, Suite 1612, New York, N.Y.                         10119
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No. [ ].

The number of outstanding shares of $0.0001 par value common stock as of July 18, 2006 was 100,000,000. Transitional Small Business Disclosure Format (check one): Yes|X| No | |

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) AND 2005 (UNAUDITED)

                             tds (TELEMEDICINE) INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2006 (UNAUDITED)

                             ASSETS
                                                                  3/31/06
                                                                 ---------
CURRENT ASSETS .................................................    $         0

                                                                    -----------
TOTAL ASSETS ...................................................    $         0
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

      Due to Related Party .....................................        391,498
      Convertible Note - Related Party (Net of Discount) .......        106,080
      Derivative Liability .....................................         88,269
      Accrued Expenses .........................................         12,150
      Income Taxes Payable .....................................          1,500

                                                                    -----------
TOTAL CURRENT LIABILITIES ......................................        599,497



STOCKHOLDERS' DEFICIENCY Common stock,
$.001 par value, 100,000,000 Shares
 authorized 100,000,000 shares issued
 and outstanding at March 31, 2006 .............................        100,000

 Additional paid-in capital ....................................        632,532
 Deferred Stock based consultant fees ..........................        (75,000)
 Accumulated deficit ...........................................     (1,257,029)
                                                                    -----------

TOTAL STOCKHOLDER'S DEFICIENCY .................................       (599,497)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $         0
                                                                    ===========

The Notes to Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                QUARTER ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                      2006              2005
                                                  ------------     ------------

OPERATING REVENUES ...........................   $           0    $           0
                                                 -------------    -------------

COST OF SALES ................................               0                0
                                                 -------------    -------------

GROSS PROFIT .................................               0                0

General and Administrative Expenses ..........         146,200            2,718
                                                 -------------    -------------
 Operating Loss ..............................        (146,200)          (2,718)

Other Income /(Expense)
    Amortization Expense .....................         (25,356)               0
    Income from change in Derivative Liability          13,154                0
    Interest Expense .........................          (3,880)               0
                                                 -------------    -------------
                                                       (16,082)               0
Loss before provision for income tax .........        (162,282)          (2,718)

Provision for income tax .....................            --               --
                                                 -------------    -------------

NET LOSS .....................................   ($    162,282)   ($      2,718)
                                                 =============    =============

Basic Loss per share:
    Continuing Operations ....................   ($       0.00)   ($       0.00)
                                                 -------------    -------------

Weighted average number
    of shares outstanding
    Basic and Dilutive .......................     100,000,000       90,235,667
                                                 =============    =============

The Notes to Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          QUARTER ENDED MARCH 31, 2006 (UNAUDITED) AND 2005 (UNAUDITED)




                                                              2006       2005
                                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss .........................................    (162,282)      (2,718)
    Amortization of Note Payable Discount ............      25,356            0
    Adjustment of derivative liability ...............     (13,154)           0
    Increase in Accounts Payable - Related Company ...      77,930            0
    Increase in Accounts Payable .....................           0        2,718
    Decrease in Deferred Stock based compensation ....      75,000            0
    Decrease in Accrued Expenses .....................      (2,850)           0
                                                         ---------    ---------

Net Cash (used) provided by operating activities .....           0            0
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: ................           0            0

CASH FLOWS FROM FINANCING ACTIVITIES: ................           0            0

                                                         ---------    ---------
Net increase (decrease)in cash and cash equivalents ..           0            0

CASH AND CASH EQUIVALENTS, January 1, ................           0            0
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, March 31, .................   $       0    $       0
------------------------------------------------------   =========    =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

 Cash paid during the Quarter for:
      Interest .......................................   $       0    $       0
                                                         =========    =========

      Income taxes ...................................   $       0            0
                                                         =========    =========


The Notes to Financial Statements are an integral part of this statement.

                             tds (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS



1        BASIS OF PRESENTATION

TDS (Telemedicine), Inc. ("we", the "Company" or "tds") is a holding company that no longer has any operating subsidiaries. The company's former operating subsidiary, entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal liquidation procedures during 2004. The Company no longer has any operations.



2        GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. At March 31, 2006, the Company had no operating subsidiaries which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock," require all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where the market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and require judgment and estimates.

The pricing model we use for determining fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

                             tds (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

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

5        RELATED PARTY TRANSACTIONS

In May 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of one year and provides for GreenShift to receive $150,000 per year payable in cash or tds (Telemedicine) Inc. common stock.

During  the  three  months  ended  March  31,  2006,   Greenshift  paid  certain
liabilities totaling $77,929 on behalf of the Company.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to Greenshift Corporation. The $182,147 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into TDST common shares. For the quarter ended March 31, 2006, interest expense of $3,880 for this obligation was incurred and accrued.

6        CONVERTIBLE DEBENTURE

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

                             tds (TELEMEDICINE) Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6        CONVERTIBLE DEBENTURE  (CONTINUED)

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $182,147 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $88,269 as a liability in the accompanying balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a convertible debt pricing model using the following assumptions:


Coupon rate .............................................................   5%
Share price ............................................................. $0.008
Expected volatility ..................................................... 150%
Risk free interest rate ................................................. 4.39%
Market rate of interest .................................................   5%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense).

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

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 67% of our voting stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $599,497 as of March 31, 2006.

The company had no cash balance as of March 31, 2006.

The company has incurred continued operating losses, has negative working capital, and liabilities exceed assets as of March 31, 2006. These conditions are due to the winding down process of the UK subsidiary and management's continuing search for a strategic transaction to locate a new operating subsidiary. These conditions are expected to continue until new operating subsidiaries are acquired.

ITEM 3.  CONTROLS AND PROCEDURES


CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Tds (Telemedicine), Inc.'s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report; these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to tds (Telemedicine), Inc. required to be included in tds (Telemedicine), Inc's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of tds (Telemedicine) Inc.'s 2006 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2006:

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