Form 10QSB
period 2006-06-30
TDS TELEMEDICINE INC
filed 2006-08-15
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL QUARTER ENDED JUNE 30, 2006
Commission File Number: 0-33513


                             tds (Telemedicine) Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


   NEW YORK                                                      11-3579554
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer ID No.)
 incorporation or organization)


One Penn Plaza, Suite 1612, New York, N.Y.                                10119
--------------------------------------------------------------------------------
(Address of principle executive offices)                              (Zip Code)


Issuers telephone number:  (212) 994-5374


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

The number of outstanding shares of $0.001 par value common stock as of August 8, 2006 was 100,000,000.


Transitional Small Business Disclosure Format (check one):


Yes|X| No | |

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                             tds (TELEMEDICINE) INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                                                       6/31/06
                                                                    ------------
ASSETS

     Prepaid Insurance ........................................     $     2,910


TOTAL ASSETS ..................................................     $     2,910
                                                                    ===========




LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

     Due to related party .....................................         459,797
     Convertible note - related party (net of discount) .......         131,435
     Derivative liability .....................................          75,060
     Accrued expenses .........................................          28,150
     Income taxes payable .....................................           1,500
                                                                    -----------

TOTAL CURRENT LIABILITIES .....................................         695,942

Stockholder's deficiency:

Common stock, $.001 par value, 100,000,000
shares authorized 100,00,00 shares issued
and outstanding at June 30, 2006 ..............................         100,000

Additional paid-in capital ....................................         632,532

Accumulated deficit ...........................................      (1,425,564)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY ................................        (693,032)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................     $     2,910
                                                                    ===========


                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                                                THREE MONTHS                     SIX MONTHS
                                                                   ENDED                           ENDED
                                                          2006             2005             2006             2005
                                                     -------------    -------------    -------------    -------------

Operating Revenues ...............................   $           0    $           0    $           0    $           0
                                                     -------------    -------------    -------------    -------------

Cost of Sales ....................................               0                0                0                0
                                                     -------------    -------------    -------------    -------------

Gross Profit .....................................               0                0                0                0

General and Administrative expense ...............         151,977           44,250          298,177          (46,968)
                                                     -------------    -------------    -------------    -------------

Operating Loss ...................................        (151,977)         (44,250)        (298,177)         (46,968)

Other Income/Expense
        Amortization Expense .....................         (25,356)             -0-          (50,711)             -0-
        Income from change in derivative liability          13,208              -0-           26,362              -0-
        Interest Expense .........................          (4,412)             -0-           (8,292)             -0-
                                                     -------------    -------------    -------------    -------------
                                                           (16,560)             -0-          (32,641)             -0-
                                                     -------------    -------------    -------------    -------------
Loss before provision for income tax .............        (168,537)         (44,250)        (330,818)         (46,968)

Provision for Income Tax .........................             -0-              -0-              -0-              -0-
                                                     -------------    -------------    -------------    -------------

Net Loss .........................................   $    (168,537)   $       (0.00)   $    (330,818)   $     (46,968)
                                                     =============    =============    =============    =============

Net Loss per share:
        Basic and diluted ........................   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                     -------------    -------------    -------------    -------------


Weighted Average Number of Shares Outstanding

        Basic and diluted ........................     100,000,000      100,000,000      100,000,000       90,937,064



The Notes to the Financial Statements are an integral part of this statement.



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                      2006         2005
                                                                                  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income ........................................................   $(330,818)   $ (44,250)
     Increase in prepaid expenses .............................................      (2,910)           0
       Amortization of note payable discount ..................................      50,711            0
     Adjustment of derivative liability .......................................     (26,362)           0
     Increase in accounts payable - related company ...........................     146,229            0
     Increase in accounts payable .............................................           0      (10,000)
     Decrease in deferred stock based compensation ............................     150,000            0
     Increase in accrued expenses .............................................      13,150            0
                                                                                  ---------    ---------

Net cash (used) provided by operating activities ..............................           0       54,250
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: .........................................           0            0
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of operating expenses by related company ........................           0      (54,250)
                                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents ..........................           0            0
                                                                                  ---------    ---------

Cash and cash equivalents January 1, ..........................................           0            0
                                                                                  ---------    ---------

Cash and cash equivalents June 30, ............................................   $       0    $       0
                                                                                  =========    =========

Supplemental disclosure of cash flows information: Cash paid during the quarter for:
        Interest ..............................................................   $       0    $       0
                                                                                  =========    =========

Income taxes ..................................................................   $       0    $       0
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

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of all normal recurring nature necessary for a fair presentation of the financial position, results of operation, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.



2        GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. At June 30, 2006, the Company had no operating subsidiaries which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors. The company is currently a shell, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

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

During the three and six months ended June 30, 2006, Greenshift paid certain liabilities totaling $13,887 and $91,816 on behalf of the Company.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to Greenshift Corporation. The $182,147 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into TDST common shares. For the three months ended June 30, 2006, interest expense of $4,412 for this obligation was incurred and accrued.

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

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $182,147 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $75,060 as a liability in the accompanying balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a convertible debt pricing model using the following assumptions:


Coupon rate                                                    5%
Share price                                                    $0.022
Expected volatility                                            150%
Risk free interest rate                                        5.15%
Market rate of interest                                        5%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense).

                    tds (TELEMEDICINE) INC. AND SUBSIDIARIES

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of June 30, 2006 the Company did not have any cash, and current liabilities exceeded current assets by over $693,032. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the New York Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $693,032 as of June 30, 2006.

The company had no cash balance as of June 30, 2006.

The company has incurred continued operating losses, has negative working capital, and liabilities exceed assets as of June 30, 2006. These conditions are due to management's continuing search for a strategic transaction to locate a new operating subsidiary. These conditions are expected to continue until new operating subsidiaries are acquired.

ITEM 3.  CONTROLS AND PROCEDURES


CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Tds (Telemedicine), Inc.'s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report; these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to tds (Telemedicine), Inc. required to be included in tds (Telemedicine), Inc.'s periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of tds (Telemedicine) Inc.'s 2006 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

     ITEM 5. OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2006:

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

tds (TELEMEDICINE), INC.

             /S/ Kevin Kreisler
             --------------------------------
By:              Kevin Kreisler
                 Chief Executive Officer and Chief Financial Officer


Date:            August 15, 2006