Form 10QSB
period 2006-09-30
TDS TELEMEDICINE INC
filed 2006-11-13
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006
Commission File Number: 0-33513


                             tds (Telemedicine) Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


    NEW YORK                                                       11-3579554
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer ID No.)
 incorporation or organization)


One Penn Plaza, Suite 1612, New York, N.Y.                                10119
--------------------------------------------------------------------------------
  (Address of principle executive offices)                              Zip Code




Issuers telephone number:  (212) 994-5374


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

The number of outstanding shares of $0.001 par value common stock as of October 31, 2006 was 1,000,000.


Transitional Small Business Disclosure Format (check one):


Yes|X| No |  |

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                             tds (TELEMEDICINE) INC.
                             CONDENSED BALANCE SHEET
                         SEPTEMBER 30, 2006 (UNAUDITED)



ASSETS:
     Prepaid insurance ........................................     $     2,910
                                                                    -----------

TOTAL ASSETS ..................................................     $     2,910
                                                                    ===========




LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

     Due to related party .....................................         581,532
     Convertible note - related party (net of discount) .......         156,791
     Derivative liability .....................................          75,060
     Accrued expenses .........................................          13,710
     Income taxes payable .....................................           1,500
                                                                    -----------

TOTAL CURRENT LIABILITIES .....................................         828,593

Stockholder's deficiency:

Common stock, $.001 par value, 100,000,000 shares
authorized 1,000,000 shares issued and outstanding ............           1,000

Additional paid-in capital ....................................         731,532

Accumulated deficit ...........................................      (1,558,215)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY ................................        (825,683)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................     $     2,910
                                                                    ===========



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)




                                                           THREE MONTHS                    NINE MONTHS
                                                               ENDED                          ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2006          2005           2006          2005
                                                     -----------    -----------    -----------    -----------

Operating Revenues ...............................   $      --      $      --      $      --      $      --
                                                     -----------    -----------    -----------    -----------

Cost of Sales ....................................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

Gross Profit .....................................          --             --             --             --

General and Administrative expense ...............       100,449        137,635        398,625        184,602
                                                     -----------    -----------    -----------    -----------

Operating Loss ...................................      (100,449)      (137,635)      (398,625)      (184,602)

Other Income/Expense
        Amortization Expense .....................       (25,356)          --          (76,067)          --
        Income from change in derivative liability          --             --           26,362           --
        Interest Expense .........................        (6,846)          --          (15,138)          --
                                                     -----------    -----------    -----------    -----------
                                                         (32,202)          --          (64,843)          --
                                                     -----------    -----------    -----------    -----------
Loss before provision for income tax .............      (132,651)      (137,635)      (463,468)      (184,602)

Provision for Income Tax .........................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

Net Loss .........................................   $  (132,651)   $  (137,635)   $  (463,468)   $  (184,602)
                                                     ===========    ===========    ===========    ===========

Basic Loss per share:
        Continuing Operations ....................   $     (0.13)   $     (0.15)   $     (0.46)   $     (0.20)
                                                     -----------    -----------    -----------    -----------


Weighted Average Number of Shares Outstanding

        Basic and Dilutive .......................     1,000,000      1,000,000      1,000,000        939,912



The Notes to the Financial Statements are an integral part of this statement.



                             tds (TELEMEDICINE) INC.
                        CONDENSED STATEMENT OF CASH FLOWS
      NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITIED) AND 2005 UNAUDITED)


                                                                   2006         2005
                                                                ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income ......................................   $(463,468)   $(184,602)
     Increase in prepaid expenses ...........................      (2,910)        --
       Amortization of note payable discount ................      76,067         --
     Adjustment of derivative liability .....................     (26,362)        --
     Increase in accounts payable - related company .........     267,963      300,000
     Decrease in accounts payable ...........................        --        (17,283)
     Increase (decrease) in deferred stock based compensation     150,000     (225,000)
     Decrease in accrued expenses ...........................      (1,290)        --
                                                                ---------    ---------

Net cash used by operating activities .......................        --       (126,885)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES: .......................        --           --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of operating expenses by related company ......        --        126,885
                                                                ---------    ---------

Net cash provided by financing activities ...................        --        126,885
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents ........        --           --
                                                                ---------    ---------

Cash and cash equivalents January 1, ........................        --           --
                                                                ---------    ---------

Cash and cash equivalents September 30, .....................   $    --      $    --
                                                                =========    =========

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
        Interest ............................................   $    --      $    --
                                                                =========    =========

        Income taxes ........................................   $    --      $    --
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


2        GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. At September 30, 2006, the Company had no operating subsidiaries which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors. The company is currently a shell, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

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

4        CONTINGENCIES

The wholly owned subsidiary, tds (Dermatology) Limited, "Limited", was placed into administrative status of the UK bankruptcy code in June 2004. Certain claims might be brought against the Company seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of September 30, 2006, there have been no claims filed against tds (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.


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

During the three and nine months ended September 30, 2006, Greenshift paid certain liabilities totaling $64,889 and $102,825 on behalf of the Company, respectively.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to Greenshift Corporation. The $182,147 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into TDST common shares. For the three and nine months ended September 30, 2006, interest expense of $6,846 and $15,138 for this obligation was incurred and accrued, respectively.


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

Coupon rate                                                               5%
Share price                                                          $0.0022
Expected volatility                                                     150%
Risk free interest rate                                                5.15%
Market rate of interest                                                   5%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of September 30, 2006, there was no change in the fair value of the embedded derivative.

                             tds (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

7        REVERSE SPLIT

On August 8, 2006 the Board of Directors of the Company unanimously adopted a resolution to amend the Certificate of Incorporation to affect a reverse split of the Company's outstanding common stock at a ratio of 1:100 (the "Reverse Split"). At a subsequent meeting of the shareholders, the Reverse Split was approved by the holders of shares representing a majority of the voting power of the Company. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on September 28, 2006 and the Reverse Split was effective as of that date. As of September 30, 2006, there were 1,000,000 shares of our common stock outstanding. All per share amounts have been adjusted to reflect the impact of the Reverse Split.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of September 30, 2006 the Company did not have any cash, and current liabilities exceeded current assets by over $825,683. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The bankruptcy proceeding of our tds (Dermatology) Limited, subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, tds (Dermatology) Limited ("Limited") was placed into administrative status of the UK bankruptcy code in June 2004. Certain claims might be brought against the Company seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of June 30, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

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

As described more fully in Note 4 to the financial statements, Contingencies, above, we are subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

RESULTS OF OPERATIONS

The company is currently a shell with no operations. Selling, general and administrative expenses relate primarily to consulting and management services to prepare the company for a strategic transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $825,683 as of September 30, 2006.

The company had no cash balance as of September 30, 2006.

The company has incurred continued operating losses, has negative working capital, and liabilities exceed assets as of September 30, 2006. These conditions are due to management's continuing search for a strategic transaction to locate a new operating subsidiary. These conditions are expected to continue until new operating subsidiaries are acquired.


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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of tds (Telemedicine) Inc.'s 2006 fiscal year that has materially affected or is reasonably likely to materially affect tds (Telemedicine) Inc.'s internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2006:

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


                 /s/ Kevin Kreisler
                     ------------------------------
By:                  Kevin Kreisler
                     Chief Executive Officer and Chief Financial Officer

Date:                November 13, 2006