Form 10KSB
period 2006-12-31
TDS TELEMEDICINE INC
filed 2007-04-17
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                 --------------

                                  FORM 10-KSB
                                  -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-33513

                            TDS (Telemedicine) Inc.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

            NEW YORK                                         11-3579554
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
 incorporation or organization)

      One Penn Plaza, Suite 1612, New York, N.Y. 10119          10119
--------------------------------------------------------------------------------
      (Address of principle executive offices)                (Zip Code)

Issuers telephone number (212) 994-5374

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act.

Common Stock, par value, $.001

__   Check  whether  the issuer is not  required  to file  reports  pursuant  to
     Section 13 or 15(d) of the Exchange Act.

__   Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

|X| Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No. [ ].

The issuer's revenues for the fiscal year ended December 31, 2006 were $0. The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on April 17, 2007 based on the last sale price of such common equity on the Pink Sheets on such date, was approximately $160,000. Transitional Small Business Disclosure Format (check one): Yes|_| No |X|


                     TDS (TELEMDICINE), INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

Part I                                                                                           Page No.
                                                                                                 -------

Item 1.           Description of Business...........................................................3
Item 2.           Description of Properties ........................................................9
Item 3.           Legal Proceedings......... ......................................................10
Item 4.           Submission of Matters to a Vote of Security Holders..............................10
Part II
Item 5.           Market for Common Equity, Related Stockholder Matters and Small
                    Business Issuer Purchases of Equity Securities.................................10
Item 6.           Management's Discussion and Analysis or Plan of Operation........................11
Item 7.           Financial Statements................................................... F-1 to F-12
Item 8.           Changes and Disagreements with Accountants on
                    Accounting and Financial Disclosure............................................12
Item 8A.          Controls and Procedures..........................................................12
Item 8B           Other Information........................... ....................................12
Part III
Item 9.           Directors and Executive Officers of the Registrant...............................13
Item 10.          Executive Compensation...........................................................14
Item 11.          Security Ownership of Certain Beneficial Owners
                    and Related Stockholders Matters...............................................15
Item 12.          Certain Relationships and Related Transactions...................................16
Part IV
Item 13.          Exhibits.........................................................................17
Item 14.          Principal Accountant Fees and Services...........................................17
Signatures        .................................................................................19

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

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

TDS (Telemedicine) Inc. acquired its sole operating subsidiary, GS EnviroServices, Inc., on March 19, 2007. GS EnviroServices, Inc. and its subsidiaries (Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company"), are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o Environmental Services - we provide transportation, distribution, recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

o Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

The Company is a full service environmental company, operating throughout the New England, Northeast and Mid-Atlantic states. As of December 31, 2006 we operated out of four service centers: our Resource Conservation and Recovery Act
(RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

OVERVIEW

The Company is an environmental management company providing a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. Our focus is to provide our clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on our efficient management of wastes. The environmental service industry continues to be a challenging and dynamic business segment. As a result, companies must adapt to changing market conditions and opportunities. All of these conditions have resulted in the company's need to take innovative measures as a condition of achieving success. The management team of Enviro-Safe believes the company can be successful through the strength of our team, the quality of our services, our commitment to best practices, and offering our customers superior technical solutions for the management, recycling and reuse of their wastes.

BUSINESS STRATEGY

Our business strategy is to expand our geographic base and to add new services in the area of technology implementation utilizing unique technologies developed by our affiliated GreenShift Companies.

As the environmental services industry continues to evolve, our philosophy of safe, compliant, and cost effective services will continue to expand the Company through organic growth and acquisition. As we continue to add field services capabilities in our current geographic area, we will continue to develop closer relationships with our broad client base and continue to offer additional services to our existing clients. We anticipate additional growth via acquisition outside our existing geography.

We anticipate a coordinated effort with other GreenShift Companies with respect to bringing unique technologies to market to differentiate ourselves as environmental service providers. Our goal is to provide Environmental Management Services across full ranges of needs of our clients with particular emphasis on energy and water resources in addition to our base services of transportation, disposal, consulting and remediation services.

MARKET OVERVIEW

For many years, most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to federal, state and local regulation of waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. These statutes are primarily administered by the United States Environmental Protection Agency and often delegated to states.

Environmental laws and regulations impose stringent standards for the management of hazardous wastes and provide penalties for violators. In addition, based on these laws and regulations, generators and others are subject to continuing liability for past disposal and environmental degradation. As a result of (1) the increased liability exposure associated with chemical waste management activities, (2) a corresponding decrease in the availability of insurance and significant cost increases in administering compliance, and (3) the need for facility capital improvements, many generators of hazardous wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their hazardous wastes managed by firms that possess or have access to the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements.

At the same time, governmental regulation has resulted in a reduction of the number of facilities available for hazardous waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by the environmental laws and regulations. It is in this market that the Company is growing, offering efficient environmental services and effective recycling as an alternative to disposal of hazardous wastes.

ENVIRONMENTAL LAWS

The Company is by its very nature and purpose an environmental company. As such, it benefits from environmental laws and regulations under which its customers produce wastes, and is itself subject to many environmental requirements from local, state and federal agencies.

The Company must obtain and maintain federal, state, and local approvals and permits for each of its facilities and transportation activities. Permits are required for air emissions, water discharges, storm water management, solid and hazardous waste management, spill prevention and control, and transport of wastes. These permits and approvals are complex and can be difficult to obtain, and are therefore considered to be assets. These licenses and permits, without which the Company could not operate, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements. At this time, the Company is in substantial compliance with all requirements.

The Company has no known requirements for capital expenditures to remain incompliance at any of its facilities. Operating expenses to meet regulatory requirements, including all environmental permits, are an integral part of operating costs and are not segregated.

Costs  for  compliance  with   environmental  laws  include  safety  and  health
protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

OTHER CONTINGENCIES

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $5,000,000 umbrella policy.

COMPETITION

The hazardous waste industry is best characterized today as being fragmented with a limited number of companies having a national presence. Service quality and type differs from region to region and thus pricing is subject to regional variance. While our principal competition takes the form of disposal in landfill or incineration in general, we compete for market share with a number of regional companies.

CUSTOMERS

We provide the services of recycling and managing private and public sector hazardous and other industrial wastes. This takes the form of collection of wastes from the point of generation and shipment to appropriate third-party destinations (disposal and recycling facilities). We currently have more than five hundred active customers that generate many thousands of different industrial wastes. Our customers range from small companies that generate only a container a month to large industrial operations that generate hazardous wastes in bulk quantities on a weekly basis. Wastes of almost all classifications pass through our Lowell, Massachusetts Transfer, Storage and Disposal Facility ("TSDF").

EMPLOYEES

The Company currently has 52 full-time employees. In addition to its executive officers, the Company employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.


BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, the Company's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Our industrial waste management services subject us to potential environmental liability.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste, subjects us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials; and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations.

We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would result in an inability to operate certain of our assets and significantly impair our financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

As our operations expand, we may be subject to increased litigation which could significantly impair our ability to operate and our future financial results by causing the Company to expend significant amounts of time, effort, money and focus matters not directly related to our operations and expansion.

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion.

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons who may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other companies in the industry of our size. If we are unable to obtain adequate or required insurance coverage in the future or, if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would result in an inability to operate certain of our assets and significantly impair our financial condition.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

We may have difficulty integrating our recent acquisitions into our existing operations.

Acquisitions will involve the integration of companies that have previously operated independently from us, with focuses on different geographical areas. We may not be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we may not realize the benefits expected from such integration.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, environmental and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We may not be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors. If environmental regulation or enforcement is relaxed, the demand for our services will decrease.

The demand for our services is substantially dependent upon the public's concern with, the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services which could result in lost sales opportunities and lost business, which could in turn significantly impair our ability to operate as well as our financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have an adverse effect on us.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 2. Description of Property

The Company's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. The Company leases properties in Sandwich and Milford, Massachusetts which house our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts is on a month to month basis. The monthly lease payment for the Milford location is $2600 per month. Additionally, we lease office space in Plainville, Connecticut, which
houses  our  technical   services  group.  The  Plainville,   Connecticut  lease
terminates November 2007 with one year option for renewal. The monthly lease payment for the Plainville location is $2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).

Item 3. Legal Proceedings

None.
Item 4.     Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

The Company's Common Stock is listed on the OTC Bulletin Board ("OTCBB") under the trading symbol "TDSM".

The following table sets forth the high and low closing bid quotations for the Company's Common Stock during the eight quarters ending on December 31, 2006. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

 Period                         High                     Low
 --------------------------------------------------------------

 2006 Fourth Quarter            $0.75                    $0.05

 2006 Third Quarter              0.70                     0.10

 2006 Second Quarter             0.79                     0.22

 2006 First Quarter              1.00                     0.25

 2005 Fourth Quarter             2.00                     0.80

 2005 Third Quarter              2.50                     1.30

 2005 Second Quarter             3.00                     0.50

 2005 First Quarter              3.00                     1.00

 Title of Class                     Approximate Number of Holders of Record

 Common Stock, 0.001 par value                    47

 -------------------------------------------------------------------------------

As of April 17, 2007 there were 23,000,000 shares of Company Common Stock issued and outstanding held by forty seven registered holders of record. This number may exclude individual shareholders holding stock under nominee security position listings.

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

Recent Sales of  Unregistered Securities

On December 31, 2006, the Company issued 3,000,000 shares to GreenShift Corp. The shares were issued under the terms of a management agreement executed in 2005 for services provided to assist in restructuring TDS. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for its account. There was no underwriter.

On August 8, 2006 the Board of Directors of the Company unanimously adopted a resolution to amend the Certificate of Incorporation to affect a reverse split of the Company's outstanding common stock at a ratio of 1:100 (the "Reverse Split"). At a subsequent meeting of the shareholders, the Reverse Split was approved by the holders of shares representing a majority of the voting power of the Company. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of State of Delaware on September 28, 2006 and the Reverse Split was effective as of that date. As of September 30, 2006, there were 1,000,000 shares of our common stock outstanding. All per share amounts have been adjusted to reflect the impact of the Reverse Split.

On December 31, 2006, the company issued 3,000,000 shares to GreenShift Corp. The shares were issued under the terms of a management agreement executed in 2005 for services provided to assist in restructuring TDS.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operation:

Throughout the two years ended December 31, 2006, the Company was a shell with no operations and no revenues. Expenses incurred in 2006 in the amount of $492,252 related to professional fees, consulting fees and costs necessary to prepare the Company for a strategic acquisition.

Sources of Liquidity

At December 31, 2006, the Company had a working capital deficit of $555,218. The Company had no cash at December 31, 2006. The Company had no internal sources of liquidity. The external sources of liquidity came from its execution of a consulting agreement with GreenShift Corporation whereby GreenShift provided working capital and management services to prepare the Company for a strategic transaction.

In March 2007 the Company acquired the capital stock of GS EnviorServices in exchange for 19,000,000 shares of the Company's common stock.

The Company has no off-balance sheet arrangements.

Item 7. Financial Statements.

The information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

Evaluation  of Disclosure  Controls and  Procedures.

James F. Green, our Chief Executive Officer, and Kevin Kreisler, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. Green and Kreisler concluded that the Company's system of disclosure controls and procedures was effective as of December 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B     Other Information

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.


 Name                     Age     Position
 -------------------------------------------------------

Kevin Kreisler            34     Chairman of the Board, Chief Financial Officer,
                                 Director
James Green               53     Chief Executive Officer, Director

Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D.,
1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

James Green was President and Chief Executive Officer of Veridium Corporation from February 2005 until September 2005. From 2003 until February 2005 Mr. Green was the Chief Operations Officer for Veridium. Until it was acquired by Veridium in 2003, Mr. Green was the vice president and an owner of the environmental services division of R.M. Jones & Co., Inc. ("Jones"). Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, and as Vice President for Laidlaw, Inc., where he was responsible for what is now the chemical services division of Clean Harbors, with 24 operations in North America, over 1500 employees and $200 million in revenue. He has also served as president of North East Solvents, where he grew a $40 million company from sales of $4 million within four years before being acquired by Laidlaw, Inc. Mr. Green holds undergraduate and advanced degrees in biochemistry and medicinal chemistry and has participated in executive MBA programs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10. Executive Compensation

Set forth below is information with respect to compensation paid to or accrued by the Company for the fiscal years ended December 31, 2004, 2005 and 2006 to the Company's Chief Executive Officer and other executive officers.

----------------------------------------------------------------------------
                                                                  Restricted
                                                                    Options
                                 Base                  Other       Principle
                                 Annual               Annual         SARs
  Name and Position     Year     Salary    Bonus    Compensation    Stock
----------------------------------------------------------------------------
Kevin Kreisler          2006    $      0    N/A             N/A       N/A
Chairman of the Board   2005    $      0    N/A             N/A       N/A
Former Chief Executive  2004    $      0    N/A             N/A       N/A
Officer

James Green             2006    $151,375     N/A             N/A       N/A
Chief Executive Officer 2005    $156,923  $100,000
                        2004    $146,537     N/A             N/A       N/A

--------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the "beneficial ownership" of TDST's common stock as of April 17, 2007 by each of TSDT's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 23,000,000 shares of Common Stock issued and outstanding as of April 17, 2007.

-----------------------------------------------------------------------------
   Name and Address of        Amount and Nature of    Percentage of Outstanding
   Beneficial Owner           Beneficial Ownership              Shares
-----------------------------------------------------------------------------
  GreenShift Corporation               17,000,000(1)                   73.91%
  One Penn Plaza, Suite 1612
  New York, NY 10119

  GS CleanTech Corporation             14,000,000                      55.06%
  One Penn Plaza, Suite 1612
  New York, NY 10119

  Kevin Kreisler                       17,000,000(2)                   73.91%
  One Penn Plaza, Suite 1612
  New York, NY 10119

  James Green                           5,000,000                      19.67%
  10 North Glen Drive
  Mashpee, MA 02649

  All Officers and Directors           22,000,000                      95.65%
    as a group (2 persons)
--------------------------------------------------------------------------------

(1) Includes 14,000,000 shares owned by GS CleanTech Corporation, which is a subsidiary of GreenShift Corporation

(2) Represents shares owned by GreenShift Corporation, of which Mr. Kreisler is Chief Executive Officer and majority shareholder.

Item 12. Certain Relationships and Related Transactions

In May 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of one year and provides for GreenShift to receive $50,000 per quarter payable in cash or common stock until such time as the Company completes a strategic transaction. The Company recognized $200,000 and $106,250 for the years ended December 31, 2006 and 2005, respectively, for services provided under the Management Services Agreement.

During the year ended December 31, 2005 GreenShift paid certain liabilities totaling $75,897 on behalf of the Company.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $182,147 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into the Company's common shares.

For the year ended December 31, 2006, interest expense of $23,690 was incurred and accrued for amounts due to GreenShift.

During the year ended December 31, 2006 GreenShift paid certain liabilities totaling $112,342 on behalf of the company.

On December 31, 2006 the Company issued to GreenShift a Promissory Note totaling $531,749 in settlement of the $182,147 convertible debenture, $200,000 in accrued management fees, $112,342 paid by GreenShift for certain liabilities on behalf of the Company, $23,690 of accrued interest, and $13,570 of miscellaneous liabilities due to GreenShift.

In March 2007, TDS (Telemedicine) acquired GS EnviroServices from GS CleanTech Corporation in exchange for 19,000,000 shares of the Company's common stock. GreenShift Corporation, the majority shareholder of TDS (Telemedicine) is also the majority shareholder of GS CleanTech Corporation. Kevin Kreisler was, at the time of the transfer, the sole member of the Board of Directors TDS (Telemedicine) and the sole member of the Board of Directors of GS CleanTech Corporation.

                                    PART IV

Item 13. Exhibits

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2006:

Exhibit Number                              Description

3-a Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 10-SB on January 18, 2002, and incorporated herein by reference.

3-a (1) Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Company's Information Statement on Schedule 14C filed on January 21, 2003, and incorporated herein by reference.

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

10-a (1)  Amendment  No. 1 to  Consulting  Agreement  between  the  Company  and
     GreenShift Corporation. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification    of   Chief    Financial    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

32   Certification  of Chief  Financial  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.


Item 14.  Principal Accountant Fee and Services

In September 2005 TDST retained Rosenberg Rich Baker Berman & Co. as its principal accountant. Rosenberg Rich Baker Berman & Co. had performed no services for TDST prior to that date.

Audit Fees

Rosenberg Rich Baker Berman & Co. billed the Company $54,350 in connection with the audits of the company's financial statements for the years ended December 31, 2006, 2005, 2004 and 2003.

Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2006, 2005, 2004, or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2005 and 2006. It is the policy of TDST's board of directors to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

                             TDS (Telemedicine) Inc.
                                FINANCIAL REPORT
                                DECEMBER 31, 2006
                                    CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F-1

FINANCIAL STATEMENTS

Balance Sheets.........................................................F-2

Statements of Operations...............................................F-3

Statements of Changes in Stockholders' Impairment......................F-4

Statements of Cash Flows...............................................F-5

Notes to  Financial Statements.........................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TDS (Telemedicine) Inc.


We have audited the accompanying balance sheet of TDS (Telemedicine) Inc. as of December 31, 2006 and the statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TDS (Telemedicine) Inc. as of December 31, 2006 and the results of their operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with U. S. generally accepted accounting principles.

/s/ Rosenberg, Rich, Baker & Berman


Rosenberg, Rich, Baker & Berman
Bridgewater, NJ
April 6, 2007


                            TDS (TELEMEDICINE) INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2006

                             ASSETS

                                                                       2006
                                                                    ----------

TOTAL ASSETS ..................................................     $      --
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES

 Accrued expenses .............................................          21,219
 Income Taxes Payable .........................................           2,250
 Promissory Note - Related Party ..............................         531,749
                                                                    -----------

       Total current liabilities ..............................         555,218


STOCKHOLDERS' DEFICIENCY

 Common stock, $.001 par value, 100,000,000
 Shares authorized 4,000,000 shares issued
 and outstanding ..............................................           4,000
 Additional paid-in capital ...................................       1,028,532
 Accumulated deficit ..........................................      (1,587,750)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY ................................        (555,218)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIENCY .................     $      --
                                                                    ===========






            The Notes to Financial Statements are an integral part of
                                this statement.

                                      F-2


                            TDS (TELEMEDICINE) INC.
                            STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                         2006            2005
                                                     -----------   ------------

OPERATING REVENUES ...............................             0              0

COST OF SALES ....................................             0              0
                                                     -----------    -----------

          Gross profit ...........................             0              0

GENERAL AND ADMINISTRATIVE EXPENSES ..............       468,562        334,865
                                                     -----------    -----------
Loss from operations
                                                        (468,562)      (334,865)



OTHER INCOME (EXPENSE)
    Interest expense .............................       (23,690)        (8,569)
    Amortization Expense .........................      (101,423)             0
    Income from change in derivative liability ...       101,423              0
                                                     -----------    -----------

     Loss before income tax ......................      (492,252)      (343,434)

INCOME TAX .......................................           750            750
                                                     -----------    -----------

NET LOSS .........................................   ($  493,002)   $  (344,184)
                                                     ===========    ===========

Loss per share:(Basic & Diluted) .................   ($     0.49)   ($     0.36)
                                                     ===========    ===========


Weighted average number
    of shares outstanding
      Basic ......................................     1,008,219        955,058
                                                     ===========    ===========


            The Notes to Financial Statements are an integral part of
                                this statement.

                                       F-3



                             TDS (TELEMEDICINE) INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                         Additional      Deferred
                                               Common Stock               Paid-in       Stock Based
                                        ----------------------------        Capital      Consultant    Accumulated
                                          Shares          Amount         (Discount)        Fee           Deficit         Total
                                       ------------     -----------    ------------   -------------   ------------    ------------
Balance, December 31, 2004 ..........    70,707,296    $     70,707    $    511,825   $         --     ($   750,564)   ($   168,032)
                                       ============    ============    ============   ==============   ============    ============

   Issuance of Common Stock .........    29,292,704          29,293         120,707             --             --           150,000

       Deferral of stock based
       Consultant fee arrangement ...          --              --              --           (150,000)          --              --

       Net Loss .....................          --              --              --               --         (344,184)       (344,184)
                                       ------------    ------------    ------------   --------------   ------------    ------------

Balance, December 31, 2005 ........    100,000,000    $    100,000    $    632,532   ($     150,000)  ($ 1,094,748)   ($   512,216)
                                       ============    ============    ============   ==============   ============    ============
       Net Loss ....................           --              --              --               --         (493,002)       (493,002)
   Reverse Split ...................    (99,000,000)        (99,000)         99,000             --             --              --
      Recognition of stock based
      Consultant fee arrangement               --              --              --            150,000           --           150,000
   Issuance of shares in lieu of
    Management agreement compensation    3,000,000            3,000         297,000             --             --           300,000
                                       ============    ============    ============   ==============   ============    ============
Balance, December 31, 2006 .........      4,000,000    $      4,000    $  1,028,532   $         --       (1,587,750)       (555,218)
                                       ============    ============    ============   ==============   ============    ============



    The Notes to Financial Statements are an integral part of this statement.

                                       F-


                             TDS (TELEMEDICINE) INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2006 AND 2005

                                                      12/31/06      12/31/05
                                                      --------      --------
Cash flow from operating activities

   Net Loss .......................................   $(493,002)   $(344,184)

Adjustments to reconcile net loss to cash
used in operating activities:
  Debt issuance for related party payable .........         -0-      182,147
  Change in accounts payable and accrued expenses .       6,219       (2,282)
  Change in due to related party ..................     336,032      313,569
  Change in accrued income taxes ..................         750          750
  Deferred Stock based compensation ...............     150,000     (150,000)
                                                      ---------    ---------
Net Cash used in operating activities .............           0            0
                                                      ---------    ---------
Cash flow from investing activities
 Cash used in investing activities
      of discontinued operations ..................           0            0
                                                      ---------    ---------
              Net cash used in investing activities           0            0

Cash flow from financing activities
Proceeds from issuance of common stock ............           0            0
Cash from other financing activities
    of discontinued operations ....................           0            0
                                                      ---------    ---------
          Net cash provided by financing activities           0            0

Net increase/(decrease) in cash ...................           0            0
Cash, beginning of year ...........................           0            0
                                                      ---------    ---------
Cash, end of year .................................   $       0    $       0
                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
            Interest ..............................   $       0    $       0
            Income Taxes ..........................   $       0    $       0

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In March 2005, the Company issued 292,927 shares of common stock valued at $150,000 for previously incurred company liabilities.

During the year ended December 31, 2005, the Company issued a convertible demand note to GreenShift Corporation in the amount of $182,147 in exchange for advances made by GreenShift Corporation for expenses paid on the Company's behalf, and accrued management fees of $150,000.

On December 31, 2006, the Company issued 3,000,000 shares of common stock to GreenShift in lieu of compensation under a 2005 management agreement.

On December  31,  2006 the  Company  issued a  Promissory  Note for  $531,749 to
GreenShift for amounts due to GreenShift under the December 31, 2005 convertible demand note, accrued interest, and advances made to the Company by GreenShift.

            The Notes to Financial Statements are an integral part of
                                this statement.

                                       F-5

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

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME/(LOSS) PER SHARE

The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" whereby basic loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

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

                             TDS (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation to employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.
                                       F-7

                             TDS (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company had no revenue in 2006 and 2005.

BANKRUPTCY - TDS (TELEMEDICINE) Inc.

In June 2004 an order of administration was entered against TDS (TELEMEDICINE) Inc., an operating subsidiary, under United Kingdom bankruptcy laws. The order provides TDS (TELEMEDICINE) Inc. protection from its creditors and in June 2004 the court appointed administrators to aid TDS (TELEMEDICINE) Inc. in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations.

DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiary beginning in June 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

     In March 2006, the FASB issued SAFS No. 156 "Accounting for Servicing of Financial Asset". SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

                             TDS (TELEMEDICINE) INC.
                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment.

The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

3     STOCK ISSUED FOR SERVICES

CONSULTING AGREEMENT WITH GREENSHIFT CORPORATION

In May 2005, the Company entered into a consulting agreement with GreenShift Corporation whereby GreenShift agreed to provide management consulting services including developing a business plan for the Company, negotiating settlements with creditors, and obtaining sources of financing. The Company recognized consulting expense of $150,000 in 2006 and $150,000 in 2005 for services provided under the consulting agreement. Under the terms of the consulting agreement, GreenShift received 3,000,000 shares of restricted TDS common stock on December 30, 2006 in lieu of a $300,000 cash payment. As of December 30, 2006 the services to be provided under the consulting agreement were completed.

                             TDS (TELEMEDICINE) Inc.
                          NOTES TO FINANCIAL STATEMENTS


4      RELATED PARTY TRANSACTIONS

In May 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of one year and provides for GreenShift to receive $50,000 per quarter payable in cash or Hugo common stock until such time as the Company completes a strategic transaction. The Company recognized $200,000 and $106,250 for the years ended December 31, 2006 and 2005, respectively, for services provided under the Management Services Agreement.

During the year ended December 31, 2005 GreenShift paid certain liabilities totaling $75,897 on behalf of the Company.

On December 29, 2005, the Company issued a $182,147 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $182,147 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into Hugo common shares.

For the year ended December 31, 2006, interest expense of $23,690 was incurred and accrued for amounts due to GreenShift.

During the year ended December 31, 2006 GreenShift paid certain liabilities totaling $112,342 on behalf of the company.

On December 31, 2006 the Company issued to GreenShift a Promissory Note totaling $531,749 in settlement of the $182,147 convertible debenture, $200,000 in accrued management fees, $112,342 paid by GreenShift for certain liabilities on behalf of the Company, $23,690 of accrued interest, and $13,570 of miscellaneous liabilities due to GreenShift.

5        CONVERTIBLE DEBENTURE

The note payable to GreenShift Corporation as of December 31, 2005 was a convertible demand note due December 31, 2006. Under the terms of the debenture it was convertible into shares of the Company's common stock at the option of the holder at any time. The number of issuable common shares was equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance did not give GreenShift more than a 4.95% common stock of the Company.

                             TDS (TELEMEDICINE) Inc.
                          NOTES TO FINANCIAL STATEMENTS

5        CONVERTIBLE DEBENTURE  (CONTINUED)

As of December 31, 2005, in accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $182,147 convertible debenture represents an embedded derivative. The Company recognized the embedded derivative in the amount of $101,401 as a liability and note discount as of December 31, 2005. The estimated fair value of the embedded derivative at December 31, 2005 was calculated based on a convertible debt pricing model using the following assumptions:


Coupon rate                                       5%

Share price                                    $0.80

Expected volatility                             150%

Risk free interest rate                        4.39%

Market rate of interest                           5%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). The note discount is amortized over the term of the note. Due to the conversion of the convertible debenture into a Promissory Note on December 31, 2006, income from the change in the derivative liability of $101,423 was recognized in 2006. Amortization expense of $101,423 was recorded for the year ended December 31, 2006 for amortization of the note discount.

6        INCOME TAXES

TDS (Telemedicine) Inc. has incurred losses, which have generated net operating loss carryforwards for TDST as of December 31, 2006. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2006 and 2005, TDST's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes of $750 for the years ended December 31, 2006 and 2005 consisted of state income tax provisions. Deferred tax assets are as follows:

                                   12/31/2006   12/31/2005
                                   ----------   ----------
Deferred Tax Asset:

Net operating loss carryforwards   $ 560,000    $ 340,000
                                   ---------    ---------

Total deferred tax assets ......     560,000      340,000
Less: Valuation allowance ......    (560,000)    (340,000)
                                   ---------    ---------

Net deferred tax asset .........   $       0    $       0
                                   =========    =========

TDST has federal net operating loss carry-forwards of approximately $2,223,000 which expire through December 31, 2027.

7        SUBSEQUENT EVENT

On January 1, 2007, GS CleanTech transferred its ownership of Enviro-Safe Corporation and EnviroSafe Corporation (NE) (f/k/a/ Jones Environmental Services
(NE) Inc.) to GS EnviroServices Inc., a newly formed wholly owned subsidiary of GS CleanTech.

On March 19, 2007, TDS Telemedicine (the "Company") acquired GS EnviroServices, Inc. including 100% of the outstanding capital stock of Enviro-Safe Corporation and 100% of the issued and outstanding capital stock of Enviro-Safe Corporation
(NE) (f/k/a Jones Environmental Services (NE), Inc.) (collectively, "Enviro-Safe"). The Company acquired the shares of Enviro-Safe from GS CleanTech Corporation. In consideration for the shares, the Company issued to the GS CleanTech a total of nineteen million shares of Company common stock. After closing this acquisition, GS CleanTech subsequently assigned five million shares of Company common stock to James F. Green, the chief executive officer of Enviro-Safe and the new president and chief executive officer of the Company, in consideration of his surrender of certain equity interests in GS CleanTech.

Subsequent to the acquisition of Enviro-Safe, Kevin Kreisler, as sole director of the Company, resigned from his position as chief executive officer of the Company and elected James F. Green to serve as the Company's new president and chief executive officer upon the closing of the stock purchase. Mr. Green was also appointed to the Company's board of directors after the closing of the Company's acquisition of Enviro-Safe. Mr. Kreisler will remain chairman of the Company's board of directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.




TDS (Telemedicine) Inc.

By:

              /S/       JAMES GREEN
              -------------------------------------
                        JAMES GREEN
                        Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 17, 2007 by the following person and in capacities and on the dates indicated.





              /S/       JAMES GREEN
              -------------------------------------
                        JAMES GREEN
                        Chief Executive Officer, Director


              /S/       KEVIN KREISLER
              -------------------------------------
                        KEVIN KREISLER
                        Chief Financial Officer, Director