Form 10KSB/A
period 2006-12-31
TDS TELEMEDICINE INC
filed 2007-05-15
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                         COMMISSION FILE NUMBER: 0-33513

                             TDS (Telemedicine) Inc.
                  --------------------------------------------
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

                                  (212)994-5374
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act.


Common Stock, par value, $.001


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?


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


Transitional Small Business Disclosure Format (check one):   Yes|_| No |X|

Amendment No. 1
---------------

This amendment is being filed in order to restate the financial statements for the reasons set forth in Note 8 to amended Financial Statements


                     TDS (TELEMDICINE), INC. AND SUBSIDIARY
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

Part I                                                                                           Page No.

Item 1.           Description of Business................................................................3
Item 2.           Description of Properties..............................................................9
Item 3.           Legal Proceedings.....................................................................10
Item 4.           Submission of Matters to a Vote of Security Holders...................................10

Part II

Item 5.           Market for Common Equity, Related Stockholder Matters and
                    Small Business Issuer Purchases of Equity Securities................................10
Item 6.           Management's Discussion and Analysis or Plan of Operation.............................11
Item 7.           Financial Statements.........................................................F-1 to F-12
Item 8.           Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................................................12
Item 8A.          Controls and Procedures...............................................................12
Item 8B           Other Information.....................................................................12

Part III

Item 9.           Directors and Executive Officers of the Registrant....................................13
Item 10.          Executive Compensation................................................................14
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Related Stockholders Matters..........................................................15
Item 12.          Certain Relationships and Related Transactions........................................16
Part IV
Item 13.          Exhibits..............................................................................17
Item 14.          Principal Accountant Fees and Services................................................17
Signatures        ......................................................................................19

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

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

TDS (Telemedicine) Inc. has one operating subsidiary, GS EnviroServices, Inc. GS EnviroServices, Inc. and its subsidiaries (Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company"), are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     >>   Environmental  Services  - we  provide  transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     >> Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

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

The Company must obtain and maintain federal, state, and local approvals and permits for each of its facilities and transportation activities. Permits are required for air emissions, water discharges, storm water management, solid and hazardous waste management, spill prevention and control, and transport of wastes. These permits and approvals are complex and can be difficult to obtain, and are therefore considered to be assets. These licenses and permits, without which the Company could not operate, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements. At this time, the Company is in substantial compliance with all requirements. Other than the unsettled cases described below, for which a reserve has been established, no known, material compliance issues exist.

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

CUSTOMERS

We provide the services of recycling and managing private and public sector hazardous and other industrial wastes. This takes the form of collection of wastes from the point of generation and shipment to appropriate third-party destinations (disposal and recycling facilities). We currently have more than five hundred active customers that generate many thousands of different industrial wastes. Our customers range from small companies that generate only a container a month to large industrial operations that generate hazardous wastes in bulk quantities on a weekly basis. Wastes of almost all classifications pass through our Lowell, Massachusetts TSDF.

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

Item 2. Description of Property

The Company's corporate headquarters is located in New York, New York, in offices provided free-of-charge by GreenShift Corporation, a shareholder of the Company. There is no lease associated with this location. The Company leases properties in Sandwich and Milford, Massachusetts which house our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts is on a month to month basis. The monthly lease payment for the Milford location is $2,600 per month. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminates November 2007 with one year option for renewal. The monthly lease payment for the Plainville location is $2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).


Item 3. Legal Proceedings


None.


Item 4. Submission of Matters to a Vote of Security Holders


None.

                                     PART II


Item 5.     Market for Common Equity and Related Shareholder Matters.


The Company's Common Stock is listed on the OTC Bulletin Board ("OTCBB") under the trading symbol "T".


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

 2006 Fourth  Quarter                $   0.75            $   0.05

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

Recent Sales of Unregistered Securities

On December 31, 2006, the company issued 3,000,000 shares to GreenShift Corp. The shares were issued under the terms of a management agreement executed in 2005 for services provided to assist in restructuring . The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for their its account. There was no underwriter.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operation:

Throughout the two years ended December 31, 2006, the Company was a shell with no operations and no revenues. Expenses incurred in 2006 in the amount of $755,202 related to professional fees, consulting fees and costs necessary to prepare the Company for a strategic acquisition.

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

In March 2007 the Company acquired the capital stock of GS EnviroServices in exchange for 19,000,000 shares of the Company's common stock.

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


Item 8B    Other Information


None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.


 Name                 Age                 Position
 ----                 ---                 --------

Kevin Kreisler        34        Chairman of the Board, Chief Financial Officer

James Green           53        Chief Executive Officer


Kevin Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of GreenShift Corporation, and he serves as Chairman of the Board of GS CleanTech Corporation, GreenWorks Corporation, GS Energy Corporation, GS AgriFuels Corporation, GS Carbon Corporation, and is a member of the board of directors of Ovation Products Corporation. Mr. Kreisler served as GS CleanTech Corporation's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler founded GreenShift initially as vehicle to support the growth and development of Veridium, an environmental services company that specializes in the recycling and reuse of industrial waste. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995) and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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


  Item 10. Executive Compensation (Continued)

                                                                                                 Restricted
                                                                                                 Options
                                                                    Base           Other          Principle
                                                                   Annual          Annual           SARs
  Name and Position                 Year             Salary         Bonus         Compensation     Stock
------------------------------------------------------------------------------------------------------------
Kevin Kreisler                      2006            $      0        N/A              N/A            N/A
Chairman of the Board               2005            $      0        N/A              N/A            N/A
Former Chief Executive Officer      2004            $      0        N/A              N/A            N/A

James Green                         2006            $151,375        N/A              N/A            N/A
Chief Executive Officer             2005            $156,923   $100,000              N/A            N/A
                                    2004            $146,537        N/A              N/A            N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the "beneficial ownership" of T's common stock as of April 17, 2007 by each of TSDT's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 23,000,000 shares of Common Stock issued and outstanding as of April 17, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (Continued)

Name and Address of                    Amount and Nature of Beneficial      Percentage of Outstanding
   Beneficial Owner                              Ownership                            Shares
------------------------------------------------------------------------------------------------------
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


In March 2007 TDS (Telemedicine) acquired GS EnviroServices from GS CleanTech Corporation in exchange for 19,000,000 shares of the Company's common stock. GreenShift Corporation, the majority shareholder of TDS

(Telemedicine) is also the majority shareholder of GS CleanTech Corporation. Kevin Kreisler was, at the time of the transfer, the sole member of the Board of Directors of TDS (Telemedicine) and the sole member of the Board of Directors of GS CleanTech Corporation.

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

Item 14.  Principal Accountant Fee and Services


In September 2005 T retained Rosenberg Rich Baker Berman & Co. as its principal accountant. Rosenberg Rich Baker Berman & Co. had performed no services for T prior to that date.

Audit Fees Rosenberg Rich Baker Berman & Co. billed the Company $54,350 in connection with the audits of the company's financial statements for the years ended December 31, 2006, 2005, 2004 and 2003.


Item 14.  Principal Accountant Fee and Services. (Continued)

Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2006, 2005, 2004, or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2005 and 2006.

It is the policy of T's board of directors to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

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

Statements of Cash Flows...............................................F-5

Notes to  Financial Statements.........................................F-6

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of tds (TeleMedicine) Inc.


We have audited the accompanying balance sheet of tds (Telemedicine) Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of tds (TeleMedicine) Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the accompanying consolidated balance sheet as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended have been restated.





Bridgewater, New Jersey April 6, 2007 except for Note 8, as to which the date is May 15, 2007

                             TDS (TELEMEDICINE) INC.


                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2006


                                     ASSETS
                                                                    2006 (Restated)
                                                                    --------------
TOTAL ASSETS ...................................................    $         0
                                                                    ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES

 Accrued expenses ..............................................         21,219
 Income Taxes Payable ..........................................          2,250
 Promissory Note - Related Party ...............................        531,749
                                                                    -----------

       Total current liabilities ...............................        555,218


STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value,
100,000,000 shares authorized 6,185,000
shares issued  and outstanding .................................          6,185
Additional paid-in capital .....................................      1,288,547
Accumulated deficit ............................................     (1,849,950)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY .................................       (555,218)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFCIENCY ..................    $         0
                                                                    ===========









                The Notes to Financial Statements are an integral
                            part of this statement.

                             TDS (TELEMEDICINE) INC.


                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                      (Restated)
                                                         2006          2005
                                                     --------------------------
OPERATING REVENUES ...............................   $         0    $         0

COST OF SALES ....................................             0              0
                                                     -----------    -----------

          Gross profit ...........................             0              0

GENERAL AND ADMINISTRATIVE EXPENSES ..............       730,762        334,865
                                                     -----------    -----------


         Loss from operations ....................   $  (730,762)   $   (34,865)

OTHER INCOME (EXPENSE)
    Interest expense .............................       (23,690)        (8,569)
    Amortization Expense .........................      (101,423)             0
    Income from change in derivative liability ...       101,423              0
                                                     -----------    -----------

     Loss before income tax ......................      (754,452)      (343,434)

INCOME TAX .......................................           750            750
                                                     -----------    -----------

NET LOSS .........................................   $  (755,202)   $  (344,184)
                                                     ===========    ===========

Loss per share:(Basic & Diluted) .................   $     (0.75)   $     (0.36)
                                                     ===========    ===========



Weighted average number
    of shares outstanding Basic ..................     1,008,219        955,058
                                                     ===========    ===========




                The Notes to Financial Statements are an integral
                            part of this statement.


                             TDS (TELEMEDICINE) INC.


           STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY (Restated)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                        Additional      Deferred
                                                                          Paid-in      Stock Based
                                              Common Stock                Capital      Consultant      Accumulated
                                         Shares          Amount          (Discount)       Fee           Deficit          Total
                                       --------------------------------------------------------------------------------------------


Balance, December 31, 2004 .........     70,707,296    $     70,707    $    511,825   $          0    $   (750,564)   $   (168,032)

Issuance of Common Stock ...........     29,292,704          29,293         120,707           --              --           150,000

Deferral of stock based
     Consultant fee arrangement ....           --              --              --         (150,000)           --              --


Net Loss ...........................           --              --              --             --          (344,184)       (344,184)
                                       ------------    ------------    ------------   ------------    ------------    ------------


Balance, December 31, 2005 .........    100,000,000    $    100,000    $    632,532   $   (150,000)   $ (1,094,748)   $   (512,216)
                                       ============    ============    ============   ============    ============    ============



Net Loss ...........................           --              --              --             --          (755,202)       (755,202)
Reverse Split ......................    (99,000,000)        (99,000)         99,000           --              --              --

Recognition of stock based
     Consultant fee arrangement.....           --              --              --          150,000            --           150,000

Issuance of shares for consulting
     services......................       2,185,000           2,185         260,015           --              --           262,200

Issuance of shares in lieu of
     management agreement
     compensation..................       3,000,000           3,000         297,000           --              --           300,000

                                       ============    ============   ============    ============    ============    ============

Balance, December 31, 2006 .........      6,185,000    $      6,185    $  1,288,547   $          0    $ (1,849,950)   $   (555,218)
                                       ============    ============    ============   ============    ============    ============


                The Notes to Financial Statements are an integral
                            part of this statement.

                             TDS (TELEMEDICINE) INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2006 AND 2005

                                                                           12/31/06      12/31/05
                                                                           --------      --------
Cash flow from operating activities

     Net Loss ..........................................................   $(755,202)   $(344,184)

 Adjustments to reconcile net loss to cash used in operating activities:
  Debt issuance for related party payable ..............................           0      182,147
  Change in accounts payable and accrued expenses ......................     268,420       (2,282)
  Change in due to related party .......................................     336,032      313,569
  Change in accrued income taxes .......................................         750          750
  Deferred Stock based compensation ....................................     150,000     (150,000)
                                                                           ---------    ---------

Net Cash used in operating activities ..................................           0            0
                                                                           ---------    ---------
Cash flow from investing activities
 Cash used in investing activities
   of discontinued operations ..........................................           0            0
                                                                           ---------    ---------
       Net cash used in investing activities ...........................           0            0

Cash flow from financing activities
Proceeds from issuance of common stock .................................           0            0
Cash from other financing activities
    of discontinued operations .........................................           0            0
                                                                           ---------    ---------
          Net cash provided by financing activities ....................           0            0

Net increase/(decrease) in cash ........................................           0            0

Cash, beginning of year ................................................           0            0
                                                                           ---------    ---------

Cash, end of year ......................................................   $       0    $       0
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest ...............................................................   $       0    $       0
Income Taxes ...........................................................   $       0    $       0

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

3        STOCK ISSUED FOR SERVICES

CONSULTING AGREEMENT WITH GREENSHIFT CORPORATION

In May 2005, the Company entered into a consulting agreement with GreenShift Corporation whereby GreenShift agreed to provide management consulting services including developing a business plan for the Company, negotiating settlements with creditors, and obtaining sources of financing. The Company recognized consulting expense of $150,000 in 2006 and $150,000 in 2005 for services provided under the consulting agreement. Under the terms of the consulting agreement, GreenShift received 3,000,000 shares of restricted common stock on December 30, 2006 in lieu of a $300,000 cash payment. As of December 30, 2006 the services to be provided under the consulting agreement were completed.

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


Coupon rate ...........     5%

Share price ...........   $0.80

Expected volatility ...   150%

Risk free interest rate   4.39%

Market rate of interest     5%

                             TDS (TELEMEDICINE) Inc.
                          NOTES TO FINANCIAL STATEMENTS


7        SUBSEQUENT EVENT

On January 1, 2007, GS CleanTech transferred its ownership of Enviro-Safe Corporation and EnviroSafe Corporation (NE) (f/k/a/ Jones Environmental Services
(NE) Inc.) to GS EnviroServices Inc., a newly formed wholly owned subsidiary of GS CleanTech.

On March 19, 2007, Telemedicine (the "Company") acquired GS EnviroServices, Inc. including 100% of the outstanding capital stock of Enviro-Safe Corporation and 100% of the issued and outstanding capital stock of Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.) (collectively, "Enviro-Safe"). The Company acquired the shares of Enviro-Safe from GS CleanTech Corporation. In consideration for the shares, the Company issued to the GS CleanTech a total of nineteen million shares of Company common stock. After closing this acquisition, GS CleanTech subsequently assigned five million shares of Company common stock to James F. Green, the chief executive officer of Enviro-Safe and the new president and chief executive officer of the Company, in consideration of his surrender of certain equity interests in GS CleanTech.

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

8        RESTATEMENT

During 2006, the Company determined it had not accounted for the issuance of 2,185,000 share of Common Stock to be issued for consulting services.

The impact of these adjustments of the Company's financial results as originally reported is summarized below:

Year ended December 31, 2006
                                       As Reported    As Restated
                                       --------------------------
Accumulated deficit ................   (1,587, 750)   (1,849,950)
Additional paid in capital .........     1,028,532     1,288,547
Stockholders equity ................      (555,218)     (555,218)
Net loss applicable to shareholders       (493,002)     (755,202)
Net loss per common share ..........         (0.49)        (0.74)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.




 TDS (Telemedicine) Inc.

By

              /S/       JAMES GREEN
              ---------------------
                        JAMES GREEN
                        Chief Executive Officer


             In accordance with the Exchange Act, this Report has been signed below on April 17, 2007 by the following persons, and in the capacities and on the dates indicated.


              /S/       JAMES GREEN
              ---------------------
                        JAMES GREEN, CHIEF EXECUTIVE OFFICER, DIRECTOR

              /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KRIESLER, CHIEF FINANCIAL OFFICER, DIRECTOR