Form 10QSB
period 2007-03-31
TDS TELEMEDICINE INC
filed 2007-05-15
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                          COMMISSION FILE NO.: 0-33513



                             TDS (Telemedicine) Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             11-3579554
--------------------------------------------------------------------------------
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                      10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant is a shell company (as defined in
ruel 12b2 of the Exchange Act)  Yes [ ]    No [X]

The  number  of  outstanding  shares  of  common  stock  as of May 14,  2007 was
25,185,000

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - March 31, 2007 (unaudited)........................................4
                  Consolidated Statements of Operations - for the Three Months Ended
                    March 31, 2007 (unaudited) and 2006 (unaudited)..............................................5
                  Consolidated Statements of Cash Flows - for the Three Months Ended
                    March 31, 2007 (unaudited) and 2006 (unaudited)..............................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................15
Item 3.           Controls and Procedures.......................................................................23



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................26
Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds....................................26
Item 3.           Defaults Upon Senior Securities...............................................................26
Item 4.           Submission of Matters to a Vote of Security Holders...........................................26
Item 5.           Other Information ............................................................................26
Item 6.           Exhibits .....................................................................................26

Signatures                                                                                                      27

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR MARCH 31, 2007)


                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2007 (UNAUDITED)

ASSETS:                                                               3/31/07
                                                                    -----------
Current assets:
   Cash .........................................................   $   131,590
   Accounts receivable, net .....................................     2,418,746
 Deferred taxes .................................................        36,313
   Prepaid expenses and other current assets ....................        84,497
                                                                    -----------
       Total current assets .....................................     2,671,146

Property and equipment, net .....................................     1,228,217

Other Assets:
   Deposits .....................................................       104,297
   Permits, net .................................................       175,590
   Goodwill, net ................................................     4,010,303
                                                                    -----------
       Total other assets .......................................     4,290,190
                                                                    -----------

TOTAL ASSETS ....................................................   $ 8,189,553
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings - other ................................         7,014
   Accounts payable .............................................     1,707,832
   Accrued expenses .............................................       513,783
   Current maturities of long-term debt .........................       156,806
                                                                    -----------
       Total current liabilities ................................     2,385,435
                                                                    -----------

Long Term Debt, net of current
   Long-term debt, net of current maturities ....................       263,810
   Loan due to affiliate ........................................       535,608
   Deferred taxes ...............................................        36,607
                                                                    -----------
       Total long term liabilities ..............................       836,025
                                                                    -----------

       Total liabilities: .......................................     3,221,460
                                                                    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   25,185,000 shares issued and outstanding .....................        25,185
   Additional paid-in capital ...................................     5,869,991
   Retained Earnings ............................................      (927,083)
                                                                    -----------

   Total stockholders' equity ...................................     4,968,093
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 8,189,553
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                                                 For the three months ending
                                                                   3/31/07        3/31/06
                                                                 ---------------------------
Revenues:
   Revenue ..................................................   $  3,192,036    $  3,099,602
   Revenues with affiliates .................................         27,972           4,000
                                                                ------------    ------------
        Total Revenue .......................................      3,220,008       3,103,602
   Cost of revenues .........................................      2,263,835       2,344,507
                                                                ------------    ------------
        Gross profit ........................................        956,173         759,095
                                                                ------------    ------------

Operating expenses:
  Selling expenses ..........................................        320,734         280,857
  Stock based compensation ..................................          4,984          75,000
  General and administrative ................................        516,310         557,826
                                                                ------------    ------------
        Total operating expenses ............................        842,028         913,683
                                                                ------------    ------------

Operating income (loss) .....................................        114,145        (154,588)
                                                                ------------    ------------

Other income (expense):
  Miscellaneous income ......................................           --             1,180
  Gain (Loss) on equipment disposal .........................           (600)          5,453
  Interest expense - due to affiliate .......................        (10,005)         (3,880)
  Change in fair value of derivative instruments ............           --            13,154
  Amortization of debt discount .............................           --           (25,356)
  Interest expense ..........................................         (9,747)        (10,740)
                                                                ------------    ------------
        Total other income (expense), net ...................        (20,352)        (20,189)
                                                                ------------    ------------

Income/Loss before provision for income taxes ...............         93,793        (174,777)
Provision for income tax, net ...............................         37,972           4,309
                                                                ------------    ------------
        Net Income (loss) ...................................   $     55,821    $   (179,086)
                                                                ============    ============

Earning (loss) per common share - basic .....................   $       0.01    $      (0.03)
Earnings (loss) per common share - diluted ..................   $       0.01    $      (0.03)
Weighted average shares of common stock outstanding - basic .     15,939,726       6,185,000
Weighted average shares of common stock outstanding - diluted     18,412,548       6,185,000




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
                         AND MARCH 31, 2006 (UNAUDITED)
                                                              3/31/07        3/31/06
                                                             -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) ........................................   $  55,821    $(179,086)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:

   Depreciation and amortization .........................      61,249       56,934
   Change in allowance for doubtful accounts .............     (52,448)      (3,335)
   Deferred taxes ........................................      17,832         --
   Stock based compensation ..............................       4,984       75,000
   Change in fair value of derivative instruments ........        --        (13,154)
   Gain (loss) on equipment disposal .....................        (600)       5,453

Changes in assets and liabilities
     Accounts receivable .................................    (195,948)    (108,851)
 Prepaid expenses ........................................     (24,078)         (37)
     Accounts payable ....................................     113,602      415,409
     Accrued expenses ....................................     (83,816)    (140,232)
     Income tax payable ..................................      20,140        9,875
     Deposits ............................................        --            201
                                                             ---------    ---------
       Net cash provided by (used in) operating activities     (83,262)     118,177
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment ...............     (13,188)      (4,500)
                                                             ---------    ---------

       Net cash provided (used) in investing activities ..     (13,188)      (4,500)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of short-term borrowings ....................      (3,500)      (3,740)
Repayment of long-term debt ..............................     (37,625)     (35,814)
   Issuance of long-term debt ............................        --         (7,953)
   Payment of term financing .............................        --        (25,000)
   Loan due to affiliate .................................       3,858     (347,443)
                                                             ---------    ---------
       Net cash used by financing activities .............     (37,267)    (419,950)
                                                             ---------    ---------

Decrease in cash .........................................    (133,717)    (306,273)

Cash at beginning of period ..............................     265,307      363,382
                                                             ---------    ---------

Cash at end of period ....................................   $ 131,590    $  57,109
                                                             =========    =========


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

TDS (Telemedicine) Inc. and Subsidiary (a/k/a/ GS EnviroServices, Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (d/b/a Jones Environmental Services (NE) Inc.) herein after known as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o    Environmental  Services  -  transportation,   distribution,  recycling  and
     disposal services specific to the materials and processes of our clients for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of March 31, 2007 we operated out of four service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.


2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of GS EnviroService's operating divisions of Enviro-Safe Corporation and Enviro-Safe Corporation (NE). All significant accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company provides environmental services that involve transportation and disposal of industrial waste. Revenues for the transportation and disposal of waste using the Company as the transporter that is disposed of at a third party location are recognized when the waste is delivered to the third party for processing and disposal. Revenues for the transportation and disposal of industrial waste using a third party transporter that is disposed of at the third party location are recognized when the waste is delivered to the third party location for processing and disposal. Revenues for the transportation and disposal of industrial waste that is disposed of at the Company's facility is recognized when the Company has received the waste at its facility due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received.

The Company also provides environmental services and process engineering services on fixed priced contracts. These services are generally provided over a short period of less than three months. Revenue from fixed priced contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the combined income statement in the year of disposal, and repair and maintenance expenditures are expensed  as  incurred.  Property,  plant  and  equipment  are  stated  at cost.
Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences.

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives consist primarily of permits which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

LONG-LIVED ASSETS

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.


STOCK COMPENSATION

The Company accounts for stock and stock options issued for services and compensation by employees under SFAS 123 (R). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STOCK COMPENSATION (continued)

date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

3         CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances in excess of these limits at March 31, 2007 amounted to $213,290.

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

Accounts receivable at March 31, 2007 are approximated as follows:

Accounts receivable                                       $    2,525,550
Less: allowance for doubtful accounts                          (106,804)
                                                          --------------
Accounts receivable, net                                  $    2,418,746
                                                          ==============

4        STOCK BASED COMPENSATION

On March 12, 2007, the Company issued 3,070,000 stock options to employees. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted were $333,095. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

    Expected volatility                                    143%
    Expected dividends                                      --
    Expected term                                       5 years
    Risk-Free                                             4.56%


A summary of option activity as of March 31, 2007 is presented below:

                                                                              Weighted Average
                                                       Weighted Average     Remaining Contractual
                    Options              Shares         Exercise Price        Term (in years)
------------------------------------ --------------    ---------------     --------------------
Outstanding at January 1, 2007              --                  --                    --
   Granted                              3,070,000              0.06                  4.19
   Exercised                                --                  --                    --
   Forfeited or expired                     --                  --                    --
Outstanding at March 31, 2007           3,070,000              0.06                  4.19
                                        ---------       -------------      ---------------
Exercisable at March 31, 2007               --                  --                    --

A summary of the status of the Company's nonvested shares as of March 31, 2007 and changes during the period then ended is presented below:

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        STOCK BASED COMPENSATION (continued)

                                                           Weighted Average
   Nonvested Shares                    Shares            Grant Date - Fair Value
-------------------------------      ------------       -----------------------

Nonvested at January 1, 2007              --                      --
   Granted                           3,070,000                  0.06
   Vested                                 --                      --
   Forfeited                              --                      --
                                     ---------             ---------
Nonvested at March 31, 2007          3,070,000                  0.06
                                     =========             =========

There was $328,111 of unrecognized compensation cost related to the stock options granted as of March 31, 2007. Total compensation expense recognized related to nonvested stock during the period ended March 31, 2007 was $4,984. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period (March 12, 2007 through March 12, 2010).

5         DEPOSITS

In 2005, the Company deposited $90,000 to satisfy an environmental bond obligation for potential site clean-up of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection.

Other deposits in the amount $14,297 are for security deposits on property leases and deposits for our hazardous waste transporter permits.

6        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting units assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of March 31, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at March 31, 2007 include the following.

       Permits                                             $   216,500
       Accumulated amortization                                (40,911)
                                                           -----------
           Permits, net                                    $   175,589
                                                           ===========

Amortization of intangible assets was $2,727 and $2,727 for the three months ended March 31, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

       2007                                  $  8,190
       2008                                    10,917
       2009                                    10,917
       2010                                    10,917
       2011                                    10,917
       Thereafter                             123,731
                                             --------
         Total                               $175,589
                                             ========

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2007:

Land and building ...........   $   675,000
Furniture and fixtures ......        58,173
Machinery & Equipment .......        37,599
Vehicles ....................       859,148
Computer Equipment ..........        22,622
Leasehold  Improvements .....       145,697
                                -----------
                                  1,798,239
Less accumulated depreciation      (570,022)
                                -----------
Net fixed assets ............   $ 1,228,217
                                ===========


8         SHORT TERM BORROWINGS

SHORT TERM BORROWINGS

The company is party to certain vendor composition plans that were established in 2003. Currently $7,014 is in default and due upon demand.

9         LONG TERM DEBT

NOTE PAYABLE - AFFILIATE

During the three months ended March 31, 2007, the Company borrowed $3,859 from GreenShift Corporation. Interest is accrued at a rate of 8%. As of March 31, 2007, the total loan balance due to GreenShift Corporation was $535,608 and is due on December 31, 2008. GreenShift is a majority shareholder of GS CleanTech Corporation, the Company's parent and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

9        LONG TERM DEBT (continued)

VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from February 2007 to December 2012. As of March 31, 2007, vehicle notes totaled $420,616 with $156,806 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements of March 31, 2007 and the Company's ability to meet such obligations:

Year                                                         Amount
----                                                         ------
2007                                                       $ 156,806
2008                                                         647,789
2009                                                          85,264
2010                                                          59,703
2011 and thereafter                                            6,662
                                                           ----------
Total minimum payments due under current
 and long-term obligations                                 $ 956,224
                                                           ==========

10        COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation, a shareholder of The Company. The Company leases properties in Sandwich and Milford, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts is on a month to month basis. The monthly lease payment for the Milford location is $2,600 per month. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminates in November of 2007 with a one year option for renewal. The monthly lease payment for the Plainville location is

                     TDS (TELEMEDICINE) INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10        COMMITMENTS AND CONTINGENCIES (continued)

$2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:


Year                                                   Operating Leases
                                                          ------------
2007                                                      $  14,175
2008                                                         18,900
2009                                                          7,875
                                                          ---------
Total minimum lease payments                              $  40,950
                                                          =========

OTHER CONTINGENCIES

The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company's operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

The Company owns property in Lowell, Massachusetts, the location of our RCRA permitted TSDF facility. Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. The Company has included the $90,000 in this trust as part of deposits in other assets.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

GUARANTEE AGREEMENT

On October 31, 2006 GS CleanTech, the Company's parent guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets including the assets of the Company. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP and Stillwater Asset Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) in contemplation of Enviro-Safe entering into a credit facility with a bank.

11       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                            2007        2006
                                                            -------------------
Cash paid during the year for the following:
     Interest                                              $ 9,746     $10,739
     Income Taxes                                          $   --      $   --
Supplemental Schedule of Non-Cash
Investing and Financing Activities:
  Acquisition of equipment and/
       or vehicles with long-term debt                     $32,829     $43,527

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12                      RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

13             RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2007 and March 31, 2006, the Company had revenues of $27,971 and $4,000 respectively with affiliates. During the three months ended March 31, 2007, GreenShift Corporation, an affiliate, paid approximately $3,800 cash for the Company's debt obligations. As of March 31, 2007, the balance is $585,156 and is listed as a non-current liability in the balance sheet. The note bears interest at a rate of 8%.

During the three months ended March 31, 2007, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

14             INCOME TAXES

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the provision for income taxes as of March 31, 2007 and 2006 are as follows:

              2007      2006
           -------   -------
Current    $20,140   $ 4,309
Deferred    17,832      --
           =======   =======
  Total    $37,792   $ 4,309
           =======   =======


The tax effects of temporary differences that give rise to significant portions of deferred tax asset and liabilities at March 31, 2007 were as follows:

Deferred tax assets:
   Allowance for doubtful accounts receivable   $36,313
                                                =======

   Total deferred tax asset .................   $36,313
                                                =======

Deferred tax liabilities:

     Equipment and property .................   $33,314

     Intangibles ............................     3,293
                                                -------

Total deferred tax liability ................   $36,607
                                                =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

15             ACQUISITIONS

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine) and Subsidiary, a publicly held corporation. 19,000,000 shares the Company's common stock was issued to GS CleanTech in exchange for the purchase of the GS

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

EnviroServices and its subsidiaries. Prior to the merger, the shareholders of TDS (Telemedicine), Inc. and Subsidiary retained 4,000,000 shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with GS EnviroServices, Inc. being deemed the accounting acquirer and TDS (Telemedicine) Inc. and Subsidiary being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GS EnviroServices, Inc. (March 19, 2007, its date of inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of GS EnviroServices, Inc. and subsidiaries, the accounting acquirer, has been carried over in the recapitalization.

16             SUBSEQUENT EVENTS

MERGER AND REINCORPORATION

The Board has approved the reincorporation of TDS (Telemedicine) Inc. and Subsidiary by changing its state of incorporation from New York to Delaware, which will be effected pursuant to the Merger Agreement. Under the Merger Agreement, the Corporation will be merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. GS EnviroServices was recently acquired by TDS (Telemedicine) Inc.and Subsidiary, and is the holding company for all of the business operations of TDS (Telemedicine) Inc. and Subsidiary. Upon the effectiveness of the Reincorporation, the New York Corporation will cease to exist and Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents TDS (Telemedicine) Inc. and Subsidiary's files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

TDS (Telemedicine) Inc. and Subsidiary (a/k/a/ GS EnviroServices) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o    Transportation  and  Disposal  Services  -  transportation,   distribution,
     recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of March 31, 2007 we operated out of four service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations centers in Sandwich and Milford, Massachusetts; and our technical and field service center in Plainville, Connecticut.

OVERVIEW

The Company provides a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation.

SERVICES

We provide our  services and manage our  business  through two major  divisions:
Transportation and Disposal Services and Field Services.

Transportation and Disposal

Enviro-Safe is one of the leading providers of safe, environmentally sound hazardous waste management services in New England. Quality field personnel and flexible service are the reasons for the rapid growth of Enviro-Safe. We now deliver the same types of services at a growing number of sites historically serviced by other companies in the environmental industry. Enviro-Safe is committed to waste volume reduction, environmentally sound and cost efficient management of hazardous wastes. Enviro-Safe offers a "turnkey" service, which focuses on providing a high level of customer service, focused on the best waste management options by constantly assessing and listening to the customer's needs. Our disposal hierarchy is that of reduction, reuse, recycle, treatment, incineration, and as a last resort landfill. At Enviro-Safe, our primary goals are to minimize waste, utilize all recycling/reuse options to reduce disposal costs and limit your liability. Enviro-Safe owns and operates a fleet of licensed waste hauling vehicles capable of responding to the needs of any program.

Facilities

We operate a TSDF where we collect, temporarily store and transport the waste to final recycling, treatment or disposal destinations. The material collected at the TSDF is disposed of at third party incineration, landfill or wastewater treatment facilities. Waste types processed or transferred in drums or bulk quantities include:

     o    Flammables, combustibles and other organics;

     o    Acids and caustics;

     o    Cyanides and sulfides;

     o    Solids and sludge;

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     o Items containing PCBs, such as utility transformers and electrical light ballasts;

     o    Other regulated wastes; and

     o    Non-hazardous industrial waste.

Enviro-Safe provides complete cradle-to-grave tracking of hazardous waste by our computerized waste tracking system. Every drum of waste at Enviro-Safe after identification and sampling is assigned a unique number. This number is used to identify the location of the drum in the warehouse and is used for tracking to the end disposal site.

Lab Pack Services

Enviro-Safe provides all the resources necessary to safely package, remove and dispose of aged chemical inventories, expired, surplus or waste chemicals, reactives, and laboratory waste. Enviro-Safe personnel identify and classify different wastes and prepare a custom waste management program to meet the needs of its clients. Enviro-Safe's highly qualified and degreed chemists will process all waste according to DOT, EPA, and disposal facility requirements. Acceptable waste is shipped to our Part-B permitted TSD facility in Lowell, MA. After processing, the waste is transported for final disposal and/or treatment to an Enviro-Safe approved hazardous waste facility.

All state and federal regulations are meticulously followed by the Enviro-Safe lab pack teams who are fully trained and insured professionals that package and transport the waste. We currently service a wide variety of customers including:

     o    State and local municipalities;
     o    Pharmaceutical companies;
     o    Engineering, and research and development companies;
     o    College, university and high school laboratories; and
     o    Hospital and medical care laboratories.

Household Hazardous Waste

Enviro-Safe is one of New England's largest organizations committed to effective management of household hazardous wastes. Enviro-Safe performed over 150 collection programs over the past four years and currently operates three permanent collection centers in New England. Enviro-Safe's program emphasizes working with communities to design a program that will meet individual needs. Our project managers visit each site to ensure that the site is set up in the safest and most efficient design possible. Traffic flow patterns are developed to decrease waiting time for participants. Enviro-Safe's program focuses on providing cost effective, safe and efficient collection programs. Waste is consolidated to reduce the number of drums for disposal.

Enviro-Safe offers clients the security that all wastes collected will be disposed of properly. Enviro-Safe's computerized system tracks waste cradle to grave. This ensures that each container of waste will be analyzed and routed to the most environmentally sound, cost effective disposal site available.

Field Services

Remediation Services

Enviro-Safe  Field  Services  offers  comprehensive   environmental  contracting
services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

         Remediation Construction

     o    Hazardous & Non-Hazardous Contaminated Soil Excavation and Disposal
     o    Facility Decontamination/Demolition

         PCB Management & Disposal

     o    Installation of Soil & Ground Water Treatment Systems
     o    Storage Tank Cleaning
     o    Brownfield Redevelopment Services

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     o    Vacuum Truck Services
     o    Emergency Spill Response Services

        Petroleum Equipment Construction

     o    Underground/Aboveground Storage Tank Installation and Removal
     o    Station Decommissioning
     o    Certified  Highland  Tank,   Containment  Solutions  &  Convault  Tank
           Installers
     o    Product Dispensing Equipment Installation
     o    Installation & Upgrading of Fueling Facilities
     o    Fuel System Testing Environmental Construction
     o    Landfill Capping
     o    Oil/Water Separator Installation and Closure
     o    Commercial Septic System Installations - Certified Title 5 Installer
     o    Water & Sewer Utility Installations & Relocations
     o    Site layout & General Construction

        Engineering and Consulting Services

          Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

     o    Site Assessment;
     o    Soil and Groundwater Remediation
     o    LSP Services;
     o    Phase I and II Site Assessments; and
     o    RCRA Reporting.
     o    Emergency response;
     o    Tank cleaning and removal;
     o    Vacuum services;
     o    Environmental remediation; and
     o    Asbestos abatement.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with our results of operations. The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                              Percentage of Total Revenues For the Period Ended,
                              -------------------------------------------------
                                                 3/31/07     3/31/06

Revenue .......................................     100.0%   100.0%
Cost of revenue ...............................      70.3     75.5
                                                   ------    -----
   Gross profit ...............................      29.7     24.5

Selling expenses ..............................      10.0      9.0
General and administrative expenses ...........      16.1     18.0
Stock based compensation ......................      --        2.4
                                                   ------   ------
   Total operating expenses ...................      26.1     29.4
                                                   ------   ------

Income (loss) from operations .................       3.6     (4.9)

   Total other income (expense) ...............       0.6      0.7
                                                   ------   ------

Income (loss) before provision for income taxes       3.0     (5.6)
   Provision for income taxes .................       1.2      0.1
                                                   ------   ------

Net income (loss) from operations .............       1.8%    (5.7%)
                                                   ======   ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL REGULATION

The nature and scope of the Company's business brings it in regular contact with the general public and a variety of businesses and government agencies. As such, it benefits from environmental laws and regulations under which its customers produce wastes, and is itself subject to many environmental requirements from local, state and federal agencies. While our business benefits from governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state, provincial and local authorities. Permits are required for solid and hazardous waste management, spill prevention and control, and transport of wastes. These permits and approvals are complex and can be difficult to obtain, and are therefore considered to be assets. These licenses and permits, without which the Company could not operate, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements. At this time, the Company is in substantial compliance with all requirements.

COMPLIANCE/HEALTH AND SAFETY

Operating expenses to meet regulatory requirements, including all environmental permits, are an integral part of operating costs and are not segregated. The Company has no known requirements for capital expenditures to remain in compliance at any of its facilities.

We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities. Our compliance program has been developed for each of our facilities and service centers under the direction of our corporate staff. The compliance and health and safety staff are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. We prepare monthly reports to senior management concerning the status of environmental compliance and health and safety programs.

Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Our TSDF facility in Lowell, Massachusetts has been in full regulatory compliance with no violations for seven consecutive years.

OTHER CONTINGENCIES

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $5,000,000 umbrella policy.

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. In 2005, the Company deposited $90,000 to satisfy this obligation for potential site clean-up of the Company's TSDF facility in Lowell, MA. In accordance with the agreement, the trustee is Bank North and beneficiary is the Massachusetts Department of Environmental Protection.

COMPETITION

The hazardous and industrial waste management industry in which we compete varies by locality and by type of service rendered, with competition coming from environmental services companies and other privately owned firms that offer environmental services. Competitors are able to provide one or more of the environmental services offered us. The principal methods of competition for all of our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly.

Our client relationships are long term and based on a mutual trust. The trust our clients have in us is based on the knowledge that we will always act in their best interest. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory, that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, allowing us to focus on building long-term relationships with our customers.

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

EMPLOYEES

The Company currently has 55 full-time employees as of March 31, 2007. In addition to its executive officers, the Company employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

BUSINESS RISK FACTORS (continued)

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

Acquisitions are a component of the Company's growth strategy. Accordingly, the Company's performance will be impacted by its ability to integrate such acquisitions into the Company's existing business. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

We may have difficulty integrating our recent acquisitions into our existing operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

THREE MONTHS ENDED MARCH 31, 2007 VERSUS THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

Total revenues were $3.2 million for the three months ended March 31, 2007, an increase of $0.1 million, or 0.4% over 2006 revenues of $3.1 million. Revenues for the transportation and disposal division were $50,000 less in 2007 as compared to the same period in 2006, however the field service division experienced a $135,000 increase in revenues. Our Management team's efforts to execute its plan for success will continue and we project increased revenues in future periods for all divisions.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2007 were $2.3 million or 70.3% of revenue, as compared to $2.3 million, or 75.5% of revenue in 2006. The decrease in cost of revenues is primarily attributable management's efforts to streamline costs and increased utilization of our resources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADIMISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2007 were $0.8 million or 26.1% of revenue, as compared to $0.9 million, or 29.4% of revenue in 2006. In three months ended March 2006, general and administrative expenses include $146,000 in non-recurring costs associated with management fees paid to GreenShift Corporation. Net of these non-recurring costs, general and administrative costs have increased $35,000 to accommodate the expansion of our field services division. The Company will continue its efforts to streamline our corporate and administrative overhead while increasing our investment in our sales team with a new training program and incentives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2007 were $61,000, or 1.9% of revenue, as compared to $57,000, or 1.9% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 was $19,700, or 0.6% of revenue, as compared to $14,600, or 0.5% of revenue in 2006. Included in interest expense is $10,000 and $3,880 for the periods ended March 31, 2007 and 2006 respectively due to the Company's parent. Net of the interest due to the Company's parent, interest expense has not changed over the periods presented.

NET INCOME

Our total income before provision for tax for the three months ended March 31, 2007, was $93,793 or 2.9% of revenue, as compared to a loss of ($174,777), or (5.6) % of revenue in 2006. During the period ended March 31, 2006, the company incurred $162,000 of management fees. Net of these non-recurring costs, loss from operations before provision for tax for the three months ended March 31, 2006, was (0.4%) of revenue in 2006. The increase as a percentage of revenue is due to managements continuing efforts to streamline costs, and more efficient utilization of our resources.

INCOME TAXES

Income tax expense for the three months ended March 31, 2007 was $37,972 as compared to $4,309 for the three months ended March 31, 2006. Tax expense presented for 2006 represents minimum required payments. Income tax for the three months ended March 31, 2007 consists of $20,140 of income tax and $17,832 of deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used ($83,262) of cash in 2007 as compared to $118,117 cash provided in 2006. During the first quarter, the Company incurred additional cash expenditures related the opening of our field service canter in Plainville, Connecticut. These costs are non-recurring and the Company expects cash flow improve in future periods. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations. At March 31, 2007 the Company had cash of $131,590. This cash represents an increase of $74,480 from the cash available as of March 31, 2006.

CASH FLOWS FOR 2007

Non-cash expenses recorded for the three months ended March 31, 2007 totaled $31,017 and consisted primarily of ($52,448) in allowance for bad debt, $4,984 in stock based compensation, $17,832 in deferred taxes, $61,249 in depreciation and amortization, and about ($600) in equipment disposal costs.

Accounts receivable at March 31, 2007, net of allowance for doubtful accounts, totaled $2.4 million, a decrease of ($0.1) million from the March 31, 2006 balance of $2.5 million. Accounts payable at March 31, 2007 totaled $1.7 million, a decrease of $0.5 million from the March 31, 2006 balance of $2.2 million. Accrued expenses at March 31, 2007 totaled $0.5 million, as compared to the March 31, 2006 balance of $0.4 million.

The Company had a working capital position of $285,712 as of March 31, 2007 as compared to a negative working capital position of ($975,774) as of March 31, 2006. The Company produced profits before provision for tax of approximately $0.1 million during the three months ended March 31, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company received a notice from the state of New York Department of Environmental Conservation that it may be a potentially Responsible Party as the Frontier Chemical site. The Company is investigating this matter and has made no allowance for any financial responsibility at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

On March 19, 2007, Kevin Kreisler resigned from his position as the Company's Chief Financial Officer. On the same date the Board of Directors appointed Doris Christiani to serve as Chief Financial Officer. Ms. Christiani was employed as Controller by GS CleanTech Corporation from May 2004 until March 2007 when GS CleanTech Corporation sold GS EnviroServices Inc. to TDS (Telemedicine) Inc. and Subsidiary, at which time Ms. Christiani became the Controller for GS EnviroServices, Inc. She is 47 years old.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2007:

Exhibit Number             Description

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

TDS (Telemedicine) Inc. and Subsidiary

By:           /S/       JAMES F. GREEN
              ------------------------
                        JAMES F. GREEN
                        President, Chief Executive Officer

By:           /S/       DORIS CHRISTIANI
              --------------------------
                        DORIS CHRISTIANI
                        Chief Financial Officer


Date:                   May 15, 2007


































[GRAPHIC OMITTED]
[PG NUMBER]

13