Form 10QSB
period 2007-06-30
GS ENVIROSERVICES, INC.
filed 2007-07-31
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                          COMMISSION FILE NO.: 0-33513



                             GS ENVIROSERVICES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           20-8563731
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


14B Jan Sebastian Drive, Sandwich, MA 02563                             02563
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (508) 888-5478
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the  registrant  is a shell company as defined in
rule 12-b-2 of the Exchange Act Yes__   No  X.

The number of outstanding shares of common stock as of July 31, 2007 was 25,185,000

Transitional Small Business Disclosure Format:  Yes __  No  X.

                            GS ENVIROSERVICES, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - June 30, 2007 (unaudited).........................................4
                  Consolidated Statements of Operations - for the Six Months
                  Ended June 30, 2007 (unaudited) and 2006 (unaudited).......................................... 5
                  Consolidated Statements of Cash Flows - for the Six Months
                  Ended June 30, 2007 (unaudited) and 2006 (unaudited)...........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................16
Item 3.           Controls and Procedures.......................................................................22



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................23
Item 2.           Unregistered Sales of Equity  Securities and Use of Proceeds..................................23
Item 3.           Defaults Upon Senior Securities...............................................................23
Item 4.           Submission of Matters to a Vote of Security Holders...........................................23
Item 5.           Other Information ............................................................................23
Item 6.           Exhibits .....................................................................................23

Signatures                                                                                                      23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR JUNE 30, 2007)


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2007 (UNAUDITED)

ASSETS:                                                               6/30/07
                                                                    ------------
Current assets:
   Cash .........................................................   $    96,126
   Accounts receivable, net .....................................     2,848,716
   Deferred taxes ...............................................        43,260
   Prepaid expenses and other current assets ....................        70,936
                                                                    -----------
       Total current assets .....................................     3,059,038

Property and equipment, net .....................................     1,387,127

Other Assets:
   Deposits .....................................................       171,341
   Permits, net .................................................       172,864
   Goodwill, net ................................................     4,431,319
                                                                    -----------
       Total other assets .......................................     4,775,524
                                                                    -----------

TOTAL ASSETS ....................................................   $ 9,221,689
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .............................................     1,901,647
   Accrued expenses .............................................       488,482
   Accrued interest - affiliate .................................        52,370
   Income tax payable ...........................................        85,220
   Line of credit ...............................................       497,341
   Current maturities of long-term debt .........................       184,560
                                                                    -----------
       Total current liabilities ................................     3,209,620
                                                                    -----------

Long Term Debt, net of current
   Long-term debt, net of current maturities ....................       360,311
   Loan due to affiliate ........................................       508,446
   Deferred taxes ...............................................        36,607
                                                                    -----------
       Total long term liabilities ..............................       905,364
                                                                    -----------

       Total liabilities: .......................................     4,114,984
                                                                    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   25,185,000 shares issued and outstanding .....................        25,185
   Additional paid-in capital ...................................     5,898,273
   Retained Earnings ............................................      (816,753)
                                                                    -----------

   Total stockholders' equity ...................................     5,106,705
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 9,221,689
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                                     For the three months ending         For the six months ending
                                                     ---------------------------------------------------------------
                                                         6/30/07          6/30/06          6/30/07        6/30/06
                                                     ---------------------------------------------------------------
Revenues:
   Revenue ........................................   $  4,075,570    $  3,586,550    $  7,268,787    $  6,686,153
   Revenues with affiliates .......................          5,628            --            32,419           4,000
                                                      ------------    ------------    ------------    ------------
      Total Revenues ..............................      4,081,198       3,586,550       7,301,206       6,690,153
                                                      ------------    ------------    ------------    ------------

Cost of revenues ..................................      2,885,099       2,658,600       5,148,934       5,003,107
                                                      ------------    ------------    ------------    ------------
      Gross profit ................................      1,196,099         927,950       2,152,272       1,687,046

Operating expenses:
   Selling expenses ...............................        340,844         305,199         661,578         586,056
   Stock based compensation .......................         33,268          75,000          33,268         150,000
   General and administrative .....................        661,085         558,739       1,182,379       1,116,565
                                                      ------------    ------------    ------------    ------------
      Total operating expenses ....................      1,035,197         938,938       1,877,225       1,852,621
                                                      ------------    ------------    ------------    ------------

Operating income (loss) ...........................        160,902         (10,988)        275,047        (165,575)
                                                      ------------    ------------    ------------    ------------

Other income (expense):
   Miscellaneous income ...........................            150             (82)            150           1,293
   Interest expense - affiliate ...................        (10,107)         (4,412)        (20,112)         (8,292)
   Gain/Loss on equipment disposal ................         22,061         (46,255)         21,461         (40,802)
   Amortization of debt discount ..................           --           (25,356)           --           (50,712)
   Change in value of derivative instruments ......           --            13,208            --            26,362
   Interest expense ...............................        (14,420)        (10,808)        (24,166)        (21,548)
                                                      ------------    ------------    ------------    ------------
      Total other income (expense), net ...........         (2,316)        (73,705)        (22,667)        (93,699)
                                                      ------------    ------------    ------------    ------------

Income/Loss before provision for income taxes .....        158,586         (84,693)        252,380        (259,274)
Provision for income tax, net .....................        (48,257)            196         (86,229)         (4,309)
                                                      ------------    ------------    ------------    ------------
Net Income/Loss ...................................   $    110,329    $    (84,497)   $    166,151    $   (263,583)
                                                      ============    ============    ============    ============
Earnings (loss) per share
    Basic .........................................   $       0.01    $      (0.34)   $       0.01     $     (0.53)
    Diluted .......................................   $       0.01    $      (0.34)   $       0.01     $     (0.53)
Weighted average shares outstanding
    Basic .........................................     15,939,726         246,575      15,939,726         493,151
    Diluted .......................................     18,242,226         246,575      18,228,726         493,151

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
                          AND JUNE 30, 2006 (UNAUDITED)
                                                              6/30/07        6/30/06
                                                            --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................   $ 166,151    $(263,583)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:

   Depreciation and amortization .........................     133,751      114,343
   Change in allowance for doubtful accounts .............     (41,119)     (13,854)
   Deferred taxes ........................................      10,885         --
   Stock based compensation ..............................      33,268      150,000
   Change in fair value of derivative instruments ........        --        (26,362)
   Gain (loss) on equipment disposal .....................     (21,461)      40,802

Changes in assets and liabilities
     Accounts receivable .................................   (637, 248)     104,347
     Accounts payable ....................................     309,980      493,966
     Accrued expenses ....................................     (79,101)    (113,750)
     Income tax payable ..................................      75,345        9,875
     Deposits ............................................     (17,043)         202
                                                             ---------    ---------
       Net cash (used in) provided by operating activities     (77,109)      50,765
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for acquisition ...........................    (447,842)        --
     Deposit .............................................     (50,000)        --
     Purchase of property, plant and equipment ...........     (37,637)         100
                                                             ---------    ---------
       Net cash provided (used) in investing activities ..    (535,479)         100
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit ........................................     497,341         --
   Repayment of short-term borrowings ....................      (5,100)      (4,535)
   Repayment of long-term debt ...........................     (77,903)     (72,863)
   Payment of term financing .............................        --        (50,000)
   Loan due to affiliate .................................      29,069     (167,922)
                                                             ---------    ---------
       Net cash (used in) provided by financing activities     443,407     (295,320)
                                                             ---------    ---------

Decrease in cash .........................................    (169,181)    (244,455)

Cash at beginning of period ..............................     265,307      363,382
                                                             ---------    ---------

Cash at end of period ....................................   $  96,126    $ 118,927
                                                             =========    =========


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE) Inc.) herein after known as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o    Environmental  Services  -  transportation,   distribution,  recycling  and
     disposal services specific to the materials and processes of our clients for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of June 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; and our technical services center also located in Plainville, Connecticut.

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

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share as of June 30, 2007 and March 31, 2007 consisted of the following:

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                               June 30, 2007              March 31, 2007
                                                            Basic        Dilutive       Basic       Dilutive
                                                         ------------- ------------- ------------ ------------
Weighted average number of shares outstanding ........    15,939,726    15,939,726    15,939,726    15,939,726
Common stock equivalent shares (treasury stock method)          --       2,289,000          --       2,302,500
                                                         -----------   -----------   -----------   -----------
     Total weighted average and equivalent shares ....    15,939,726    18,228,726    15,939,726    18,242,226
                                                         ===========   ===========   ===========   ===========
          Net Income .................................   $   166,151   $   166,151   $   110,329   $   110,329
                                                         ===========   ===========   ===========   ===========
Earnings per share, basic and dilutive ...............   $      0.01   $      0.01   $      0.01   $      0.01
                                                         ===========   ===========   ===========   ===========


During the three and six months ended June 30, 2006, there were no stock options issued.

STOCK BASED COMPENSATION

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

3         CONCENTRATIONS: ACCOUNTS RECEIVABLE

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances were not in excess of these limits at June 30, 2007.

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

Accounts receivable at June 30, 2007 are approximated as follows:

Accounts receivable                                        $    2,966,848
Less: allowance for doubtful accounts                            (118,132)
                                                           --------------
Accounts receivable, net                                   $    2,848,716
                                                           ==============

4        STOCK BASED COMPENSATION

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 an additional 200,000 stock options were issued. There were no stock options issued in 2006. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted were $345,154. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility has been estimated based on volatilities of peer companies. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted average assumptions were used in the fair market value calculation:

    Expected volatility                           143%
    Expected dividends                             --
    Expected term                              5 years
    Risk-Free interest rate                      4.56%

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        STOCK BASED COMPENSATION (continued)

A summary of option activity as of June 30, 2007 is presented below:

                                                                               Weighted Average
                                                        Weighted Average     Remaining Contractual
              Options                     Shares         Exercise Price         Term (in years)
------------------------------------    ------------    ---------------      --------------------
Outstanding at January 1, 2007
   Granted ......................        3,270,000             0.06                   4.48
   Exercised ....................             --                --                      --
   Forfeited or expired .........             --                --                      --
                                         ---------             ----                   ----
Outstanding at June 30, 2007 ....        3,270,000             0.06                   4.48
                                         ---------             ----                   ----
Exercisable at June 30, 2007 ....             --                --                      --
                                         =========             ====                   ====

A summary of the status of the Company's nonvested shares as of June 30, 2007 and changes during the period then ened is presented below:

                                                        Weighted Average
Nonvested Shares                      Shares          Grant Date-Fair Value
-----------------------------         ------          ----------------------
 Nonvested at January 1, 2007           --                             --
    Granted                         3,270,000                        0.06
    Vested                              --                             --
    Forfeited                           --                             --
                                    ---------                     -------
 Nonvested at June 30, 2007         3,270,000                        0.06
                                    =========                     =======

There was $311,886 of unrecognized compensation cost related to the stock options granted as of June 30, 2007. Total compensation expense recognized related to nonvested stock during the period ended June 30, 2007 was $33,268. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period.

5         DEPOSITS

In 2005, the Company deposited $90,000 to satisfy a regulatory requirement for the closure of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection.

Other deposits in the amount of $81,341 include security deposits on property leases, deposits on bid bonds, deposits for our hazardous waste transporter permits, and a $50,000 deposit held in escrow for a potential acquisition.

6        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting units assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of June 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at June 30, 2007 include the following:

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        GOODWILL AND INTANGIBLE ASSETS (continued)

     Permits                                                 $  216,500
     Accumulated amortization                                   (43,636)
                                                             ----------
        Permits, net                                         $  172,864

Amortization of intangible assets was $5,454 and $5,454 for the six months ended June 30, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

     2007                                                    $   5,454
     2008                                                       10,908
     2009                                                       10,908
     2010                                                       10,908
     2011                                                       10,908
     Thereafter                                                123,778
   Total                                                      --------
                                                             $ 172,864
7         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2007:

     Land and building                                       $ 675,000
     Furniture and fixtures                                     75,126
     Machinery & Equipment                                      57,831
     Vehicles                                                1,012,715
     Computer Equipment                                         28,132
     Leasehold Improvements                                    145,699
                                                             ---------
                                                             1,994,503
Less accumulated depreciation                                 (607,376)
                                                             ---------
 Net fixed assets                                           $1,387,127

8         LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2007, the rate was 8.25%. The line is secured by all assets of the Company. The total amount due is payable upon demand on or before June 30, 2008. As of June 30, 2007 there is a balance of $497,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants:

     o Total debt to capital funds ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     o Debt Service Coverage - at all times during which the Loan is available, the Company shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, plus non-recurring income, minus non-recurring expenses, minus cash taxes, minus non-recurring income, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

9        NOTE PAYABLE - AFFILIATE

During the six months ended June 30, 2007, the intercompany loan balance between GreenShift Corporation and the Company increased by $8,957 due to the allocation of insurance costs. Interest is accrued at a rate of 8%. As of June 30, 2007, the total loan balance due to GreenShift Corporation was $508,446 and is due on December 31, 2008. GreenShift is a shareholder of GS EnviroServices. GreenShift's CEO, Kevin Kreisler, is also Chairman of GS EnviroServices.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10       VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from August 2007 to June 2013. As of June 30, 2007, vehicle notes totaled $544,871 with $184,560 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2007:

     Year                                                      Amount
     ----                                                    ----------
     2007-2008                                               $  184,560
     2008-2009                                                  138,562
     2009-2010                                                  120,218
     2010-2011                                                   57,000
     2011 and thereafter                                         44,531
                                                             ----------
     Total minimum payments due
     under current and long-term obligations                 $  544,871
                                                             ==========

11       COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters is located in Sandwich, Massachusetts. The Company leases properties in Sandwich, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. We lease office space in Milford, Massachusetts which houses our consulting and engineering group. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. We recently added a new field service location in Smithfield, Rhode Island. The monthly lease payment for the Smithfield location is $2,500 per month and terminates in June 2008. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminated in June of 2007 and is on a month to month basis. The monthly lease payment for the Plainville location is $2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

     Year                                              Operating Leases
     2007                                              $     35,250
     2008                                                    55,500
     2009                                                    29,475
     2010                                                    10,800
                                                       ------------
          Total minimum lease payments                 $    131,025
                                                       ============

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

GUARANTEE AGREEMENT

On October 31, 2006 GS CleanTech, a majority shareholder of the Company, guaranteed the following obligations:

                                  SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GUARANTEE AGREEMENT (continued)

     o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets including the assets of the Company. GS AgriFuels Corporation is a subsidiary of GreenShift
Corporation. NextGen Acquisition, Inc. is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP and Stillwater Asset-Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to a credit facility with a bank which was executed on May 31, 2007.

12       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                               2007       2006
                                                                             --------------------
     Cash paid during the year for the following:
         Interest ........................................................   $ 20,862   $ 21,548
         Income taxes ....................................................       --         --
                                                                             --------   --------
                Total ....................................................     20,862     21,548
                                                                             ========   ========
         Supplemental Schedule of Non-Cash Investing
           and Financing Activities:
         Contribution of capital .........................................   $585,156   $   --
         Acquisition of equipment and/or vehicles with long-term debt ....    266,978     43,527
                                                                             --------   --------
                Total ....................................................   $852,134   $ 43,527
                                                                             ========   ========

13                      RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

14             RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and June 30, 2006, the Company had revenues of $32,419 and $4,000 respectively with affiliates.

During the six months ended June 30, 2007, GreenShift Corporation, an affiliate, paid approximately $8,957 cash in consideration for the Company's allocation of insurance charges. As of June 30, 2007, the balance due to GreenShift Corporation is $508,446 and is listed as a non-current liability in the balance sheet. The note bears interest at a rate of 8%. Total interest accrued as of June 30, 2007 is $52,371.

On May 11, 2007,  the Board of Directors  of GS CleanTech  Corporation  voted to make a capital contribution to the Company. As a result the $585,156 intercompany loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

During the six months ended June 30, 2007 and June 30, 2006, the Company paid $4,952 and $0, respectively to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

15             INCOME TAXES

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

The components of the provision for income taxes as of June 30, 2007 and June 30, 2006 are as follows:

                                  SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15     INCOME TAXES (continued)

                                                   2007            2006
                                                   ----            ----
     Current                                     $  75,425       $   4,309
     Deferred                                       10,804            --
                                                ----------      ----------
        Total                                    $  86,229       $   4,309
                                                ==========      ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax asset and liabilities at June 30, 2007 were as follows:

     Deferred tax assets:                            2007            2006
                                                     ----            ----
     Allowance for doubtful accounts receivable    $  43,260      $     --
                                                   ---------      --------
        Total deferred tax asset                   $  43,260      $     --
                                                   =========      ========


     Deferred tax liabilities:
     Equipment and property                        $  33,314      $     --
     Intangibles                                       3,293            --
                                                   ---------      --------
        Total deferred tax liability               $  36,607      $     --
                                                   =========      ========

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

16             ACQUISITIONS

GS EnviroServices follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

REVERSE MERGER - TDS (TELEMEDICINE), INC

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to which, 19,000,000 shares of the Company's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company.

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

On May 25, 2007, the Company completed the reincorporation of TDS (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware. Under the Merger Agreement, the Corporation merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. As of May 25, 2007, the New York Corporation has ceased to exist and the Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

                                  SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REVERSE MERGER - TDS (TELEMEDICINE), INC (continued)

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through June 2007 have been included in the Company's consolidated statement of operations. The final allocation of the purchase price over the fixed assets has not been determined as of June 30, 2007. The following table summarizes the acquisition detailed above:


Cash paid directly to seller from Line of Credit              $    387,000
     Cash paid directly to seller                                   43,000
     Closing costs                                                  17,842
                                                              ------------
     Total purchase cost                                           447,842
                                                              ============

Allocation of purchase price:
     Tools and equipment                                      $     26,826
     Excess purchase price over fixed assets acquired              421,016
                                                              ------------
          Total assets acquired                               $    447,842
                                                              ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

BUSINESS OVERVIEW

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o    Transportation  and Disposal Services - transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

The Company provides a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. We provide our services and manage our business through two major divisions: Transportation and Disposal Services and Field Services. As of June 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations centers in Sandwich and Milford, Massachusetts and Smithfield, Rhode Island; and our technical and field service center in Plainville, Connecticut.

Enviro-Safe is one of the leading providers of safe, environmentally sound hazardous waste management services in New England. Quality field personnel and flexible service are the reasons for the growth of Enviro-Safe. We now deliver the following full range of services:

     o FACILITIES. We operate a TSDF where we collect, temporarily store and transport the waste to final recycling, treatment or disposal destinations. The material collected at the TSDF is disposed of at third party incineration, landfill or wastewater treatment facilities. Waste types processed or transferred in drums or bulk quantities include:

          o    Flammables, combustibles and other organics;
          o    Acids and caustics;
          o    Cyanides and sulfides;
          o    Items   containing   PCBs,  such  as  utility   transformers  and
               electrical light ballasts;
          o    Solids and sludge;
          o    Other regulated wastes; and
          o    Non-hazardous industrial waste.

     o LAB PACK SERVICES. Enviro-Safe provides all the resources necessary to safely package, remove and dispose of aged chemical inventories, expired, surplus or waste chemicals, reactives, and laboratory waste. Enviro-Safe personnel identify and classify different wastes and prepare a custom waste management program to meet the needs of its clients. Enviro-Safe's highly qualified and degreed chemists will process all waste according to DOT, EPA, and disposal facility requirements. Acceptable waste is shipped to our Part-B permitted TSD facility in Lowell, MA. After processing, the waste is transported for final disposal and/or treatment to an Enviro-Safe approved hazardous waste facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     o HOUSEHOLD HAZARDOUS WASTE. Enviro-Safe is one of New England's largest organizations committed to effective management of household hazardous wastes. Enviro-Safe performed over 150 collection programs over the past four years and currently operates three permanent collection centers in New England. Enviro-Safe's program emphasizes working with communities to design a program that will meet individual needs. Our project managers visit each site to ensure that the site is set up in the safest and most efficient design possible. Traffic flow patterns are developed to decrease waiting time for participants. Enviro-Safe's program focuses on providing cost effective, safe and efficient collection programs. Waste is consolidated to reduce the number of drums for disposal.

     o REMEDIATION SERVICES. Enviro-Safe Field Services offers comprehensive environmental contracting services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

          o    Remediation Construction
          o    PCB Management & Disposal
          o    Petroleum Equipment Construction
          o    Environmental Construction

     o ENGINEERING AND CONSULTING SERVICES. Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

          o    Site Assessment;
          o    Soil and Groundwater Remediation ;
          o    LSP Services;
          o    Phase I and II Site Assessments;
          o    RCRA Reporting;
          o    Emergency response;
          o    Tank cleaning and removal;
          o    Vacuum services;
          o    Environmental remediation; and
          o    Asbestos abatement.

BUSINESS RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The demand for our services is substantially dependent upon the public's concern with, and the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services which could result in lost sales opportunities and lost business, which could in turn significantly impair our ability to operate as well as our financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have an adverse effect on us.

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2007 VERSUS THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Total revenues were $4.1 million for the three months ended June 30, 2007, an increase of $0.5 million, or 14.3% over 2006 revenues of $3.6 million. This increase is due to our expansion efforts in field services. During the three months ended June 30, 2007, these activities included the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $385,000 including one large scale project which totaled $215,000.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2007 were $2.9 million or 70.7% of revenue, as compared to $2.7 million, or 74.1% of revenue in 2006. This percentage drop is due to our management's efforts to execute its plan for success and continued better utilization of our internal resources. This internalization resulted in a reduction in subcontractor expense of 7.7% for the three months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2007 were $1.0 million or 25.4% of revenue, as compared to $0.9 million, or 26.2% of revenue in 2006. Included in the three month ended June 30,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

2007 was $33,268 stock based compensation. In addition, the three months ended June 30, 2006 include $169,000 of general and administrative expenses and stock based compensation which are non-recurring costs associated with management fees paid to GreenShift Corporation. Net of these costs, selling, general and administrative costs have increased $39,000 to accommodate the expansion of our field services division. The Company will continue its efforts to streamline our corporate and administrative overhead while increasing our investment in our sales team with a new training program and incentives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2007 were $72,503 or 1.8% of revenue, as compared to $59,056, or 1.4% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2007 was $24,527, or 0.6% of revenue, as compared to $15,520 or 0.5% of revenue in 2006. Included in interest expense is $10,107 and $4,412 for the three months ended June 30, 2007 and 2006 respectively of related party interest. Net of the interest due to the Company's parent, interest expense has increased $3,612 over the periods presented.

NET INCOME

Our total income before provision for tax for the three months ended June 30, 2007, was $158,586 or 3.9% of revenue, as compared to a loss of ($84,693), or (2.4) % of revenue in 2006. During the three months ended June 30, 2006, the company incurred $169,000 of management fees. Net of these non-recurring costs, income from operations before provision for tax for the three months ended June 30, 2006, was 2.3% of revenue in 2006. The increase as a percentage of revenue is due to our recent acquisition as well as managements continuing efforts to streamline costs, and more efficient utilization of our resources.

INCOME TAXES

Income tax expense for the three months ended June 30, 2007 was $48,257 as compared to a benefit of $196 for the three months ended June 30, 2006. Tax expense presented for 2006 represents minimum required payments. Income tax for the three months ended June 30, 2007 consists of $37,453 of income tax and $10,804 of deferred taxes.

SIX MONTHS ENDED JUNE 30, 2007 VERSUS THE SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Total revenues were $7.3 million for the six months ended June 30, 2007, an increase of $0.6 million, or 9.0% over 2006 revenues of $6.7 million. This increase is due to our expansion efforts in field services. Included in the six months ended June 30, 2007 is the acquisition of the remedial construction group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $385,000 including one large scale project which totaled $215,000. In addition, the Company had a large scale project which accounted for an additional $195,000 during this period.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2007 were $5.1 million or 70.6% of revenue, as compared to $5.0 million, or 74.8% of revenue in 2006. This percentage drop is due to our management's efforts to execute its plan for success and continued better utilization our internal resources. This internalization resulted in a reduction in subcontractor expense of 3.1% for the six months ended June 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2007 were $1.9 million or 25.7% of revenue, as compared to $1.9 million, or 27.7% of revenue in 2006. Included in the six months ended June 30, 2007 was $33,268 stock based compensation. In addition, in the six months ended June 30, 2006, general and administrative expenses include $330,819 in non-recurring costs associated with management fees and stock based compensation paid to GreenShift Corporation. Net of these costs, selling, general, and administrative costs have increased $332,000 to accommodate the expansion of our field services division. The Company will continue its efforts to streamline our corporate and administrative overhead.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2007 were $133,751 or 1.9% of revenue, as compared to $114,343, or 1.7% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2007 was $44,278 or 0.6% of revenue, as compared to $29,840, or 0.5% of revenue in 2006. Included in the periods ended June 30, 2007 and 2006 respectively is interest expense of $20,112 and $8,292 due to the Company's parent. Net of the interest due to the Company's parent, interest expense has not changed over the periods presented.

NET INCOME

Our total income before provision for tax for the six months ended June 30, 2007, was $252,380, or 3.5% of revenue, as compared to a loss of ($259,274), or (3.9) % of revenue in 2006. During the period ended June 30, 2006, the company incurred $330,819 of management fees. Net of these non-recurring costs, income from operations before provision for tax for the six months ended June 30, 2006, was 1.1% of revenue. The increase as a percentage of revenue is due to our recent acquisition and managements continuing efforts to streamline costs, and more efficient utilization of our resources.

INCOME TAXES

Income tax expense for the six months ended June 30, 2007 was $86,229 as compared to $4,309 for the six months ended June 30, 2006. Tax expense presented for 2006 represents minimum required payments. Income tax for the six months ended June 30, 2007 consists of $75,425 of income tax and $10,804 of deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used ($77,109) of cash in 2007 as compared to $50,765 cash provided in 2006. During the first six months, the Company incurred additional cash expenditures related to the opening of our field service centers in Plainville, Connecticut and Smithfield, Rhode Island location. These costs are non-recurring and the Company expects cash flow improvement in future periods. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and a line of credit. At June 30, 2007 the Company had cash of $96,126. This cash represents a decrease of $22,801 from the cash available as of June 30, 2006.

Non-cash adjustments recorded for the six months ended June 30, 2007 totaled $115,324 and consisted primarily of ($41,119) in allowance for bad debt, $33,268 in stock based compensation, $10,885 in deferred taxes, $133,751 in depreciation and amortization, and ($21,461) in equipment disposal costs.

Accounts receivable at June 30, 2007, net of allowance for doubtful accounts, totaled $2.8 million, an increase of $0.2 million from the June 30, 2006 balance of $2.6 million. Accounts payable at June 30, 2007 totaled $1.9 million, a decrease of $0.4 million from the June 30, 2006 balance of $2.3 million. Accrued expenses at June 30, 2007 totaled $0.5 million, a decrease of $65,000 as compared to the June 30, 2006 balance of $0.4 million.

The Company had a negative working capital position of ($150,582) as of June 30, 2007 as compared to a negative working capital position of ($1,326,568) as of June 30, 2006. The Company produced profits before provision for tax of approximately $252,000 during the six months ended June 30, 2007.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2007:

Exhibit Number             Description

     31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules13a-15(e) and 15d-15(e).

     31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

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

GS EnviroServices, Inc.

By:           /S/       JAMES F. GREEN
              ------------------------
                        JAMES F. GREEN
                        President, Chief Executive Officer

By:           /S/       DORIS CHRISTIANI
              --------------------------
                        DORIS CHRISTIANI
                        Chief Financial Officer


Date:                   July 31, 2007