Form 10QSB/A
period 2007-06-30
GS ENVIROSERVICES, INC.
filed 2007-08-06
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                            -------------------------


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

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__No X

The number of outstanding shares of common stock as of July 31, 2007 was 25,185,000

Transitional Small Business Disclosure Format:  Yes ___   No  X



AMENDMENT NO. 1

This amendment is being filed in order to expand the disclosure in Notes 6, 11 and 16 in the Notes to Consolidated Financial Statements.

                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - June 30, 2007 (unaudited).........................................4
                  Consolidated Statements of Operations - for the Six Months
                   Ended June 30, 2007 (unaudited) and 2006 (unaudited)..........................................5
                  Consolidated Statements of Cash Flows - for the Six Months
                   Ended June 30, 2007 (unaudited) and 2006 (unaudited)......................................... 6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................16
Item 3.           Controls and Procedures.......................................................................22



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



















                                   2

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


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

                                                 For the three months ending        For the six months ending
                                               -------------------------------------------------------------
                                                  6/30/07          6/30/06          6/30/07        6/30/06
                                               -------------------------------------------------------------
Revenues:
   Revenue ..................................   $  4,075,570    $  3,586,550    $  7,268,787    $  6,686,153
   Revenues with affiliates .................          5,628            --            32,419           4,000
                                                ------------    ------------    ------------    ------------
      Total Revenues ........................      4,081,198       3,586,550       7,301,206       6,690,153
                                                ------------    ------------    ------------    ------------

Cost of revenues ............................      2,885,099       2,658,600       5,148,934       5,003,107
                                                ------------    ------------    ------------    ------------
      Gross profit ..........................      1,196,099         927,950       2,152,272       1,687,046

Operating expenses:
   Selling expenses .........................        340,844         305,199         661,578         586,056
   Stock based compensation .................         33,268          75,000          33,268         150,000
   General and administrative ...............        661,085         558,739       1,182,379       1,116,565
                                                ------------    ------------    ------------    ------------
      Total operating expenses ..............      1,035,197         938,938       1,877,225       1,852,621
                                                ------------    ------------    ------------    ------------

Operating income (loss) .....................        160,902         (10,988)        275,047        (165,575)
                                                ------------    ------------    ------------    ------------

Other income (expense):
   Miscellaneous income .....................            150             (82)            150           1,293
   Interest expense - affiliate .............        (10,107)         (4,412)        (20,112)         (8,292)
   Gain/Loss on equipment disposal ..........         22,061         (46,255)         21,461         (40,802)
   Amortization of debt discount ............           --           (25,356)           --           (50,712)
   Change in value of derivative instruments            --            13,208            --            26,362
   Interest expense .........................        (14,420)        (10,808)        (24,166)        (21,548)
                                                ------------    ------------    ------------    ------------
      Total other income (expense), net .....         (2,316)        (73,705)        (22,667)        (93,699)
                                                ------------    ------------    ------------    ------------

Income/Loss before provision for income taxes        158,586         (84,693)        252,380        (259,274)
Provision for income tax, net ...............        (48,257)            196         (86,229)         (4,309)
                                                ------------    ------------    ------------    ------------
Net Income/Loss .............................   $    110,329    ($    84,497)   $    166,151    ($   263,583)
                                                ============    ============    ============    ============
Earnings (loss) per share
    Basic ...................................   $       0.01    ($      0.34)   $       0.01    ($      0.53)
    Diluted .................................   $       0.01    ($      0.34)   $       0.01    ($      0.53)
Weighted average shares outstanding
    Basic ...................................     15,939,726         246,575      15,939,726         493,151
    Diluted .................................     18,242,226         246,575      18,228,726         493,151

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
                          AND JUNE 30, 2006 (UNAUDITED)

                                                             6/30/07         6/30/06
                                                             ------------------------
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

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                                 June 30, 2007              March 31, 2007
                                                                 -------------              --------------
                                                              Basic        Dilutive       Basic       Dilutive
                                                         ------------- ------------- ------------ -------------
Weighted average number of shares outstanding ........    15,939,726    15,939,726    15,939,726    15,939,726
Common stock equivalent shares (treasury stock method)          --       2,289,000          --       2,302,500
                                                         -----------   -----------   -----------   -----------
     Total weighted average and equivalent shares ....    15,939,726    18,228,726    15,939,726    18,242,226
                                                         ===========   ===========   ===========   ===========
          Net Income .................................   $   166,151   $   166,151   $   110,329   $   110,329
                                                         ===========   ===========   ===========   ===========
Earnings per share, basic and dilutive ...............   $      0.01   $      0.01   $      0.01   $      0.01
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

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        STOCK BASED COMPENSATION (continued)

A summary of option activity as of June 30, 2007 is presented below:

                                                                               Weighted Average
                                                          Weighted Average    Remaining Contractual
              Options                     Shares           Exercise Price       Term (in years)
------------------------------------    ------------    ------------------    --------------------
Outstanding at January 1, 2007                   --                  --                    --
   Granted                                3,270,000                0.06                   4.48
   Exercised                                     --                  --                    --
   Forfeited or expired                          --                  --                    --
                                        ------------        ------------            ------------
Outstanding at June 30, 2007              3,270,000                0.06                   4.48
                                        ------------        ------------            ------------
Exercisable at June 30, 2007                     --                  --                    --
                                        ============        ============            ============

A summary of the status of the Company's nonvested shares as of June 30, 2007 and changes during the period then ended is presented below:

       Nonvested Shares                    Shares          Weighted Average
                                                        Grant Date - Fair Value
--------------------------------        ------------    -----------------------
 Nonvested at January 1, 2007                    --                  --
    Granted                                3,270,000                0.06
    Vested                                       --                  --
    Forfeited                                    --                  --
                                        ------------        -------------
 Nonvested at June 30, 2007                3,270,000                0.06
                                        ============        =============

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

On May 10, 2003, GS CleanTech purchased Enviro-Safe Corporation (NE) and Enviro-Safe Corporation. The excess purchase price over the fair value of the net assets acquired was $5.4 million which was recorded as

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        GOODWILL AND INTANGIBLE ASSETS (continued)

Goodwill. During the years ended December 31, 2004 and 2005, the Company recognized impairment of Goodwill in the amount of $1.4 million and $0.5 million respectively. In May of 2005, GS CleanTech acquired the assets of North Country Environmental Services. The assets were consolidated into the Enviro-Safe Corporation division. The excess purchase price over the fair value of the net assets acquired was $0.5 million which was recorded as Goodwill. On March 19, 2007, GS CleanTech transferred its investment in Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to GS EnviroServices, a subsidiary of GS CleanTech formed for the purpose of entering into a reverse merger with a public shell. As a result of the transaction, the remaining fair value of Goodwill of $4.0 million was transferred to GS EnviroServices. As of June 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

As of June 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at June 30, 2007 include the following:

Permits                                     $  216,500
Accumulated amortization                       (43,636)
                                            ----------
   Permits, net                             $  172,864

Amortization of intangible assets was $5,454 and $5,454 for the six months ended June 30, 2007 and 2006 respectively.

Estimated  amortization expense for future years is as follows:

     2007                                   $    5,454
     2008                                       10,908
     2009                                       10,908
     2010                                       10,908
     2011                                       10,908
     Thereafter                                123,778
                                             ---------
        Total                                $ 172,864
                                             =========

7         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2007:

     Land and building                      $  675,000
     Furniture and fixtures                     75,126
     Machinery & Equipment                      57,831
     Vehicles                                1,012,715
     Computer Equipment                         28,132
     Leasehold Improvements                    145,699
                                            ----------
                                             1,994,503
Less accumulated depreciation                 (607,376)
                                            ----------
  Net fixed assets                          $1,387,127

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

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8         LINE OF CREDIT (continued)

     o Debt Service Coverage - at all times during which the Loan is available, the Company shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, plus non- recurring income, minus non-recurring expenses, minus cash taxes, minus non-recurring income, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

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

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2007:

     Year                                         Amount
     ----                                       ---------
     2007-2008                                  $  184,560
     2008-2009                                     138,562
     2009-2010                                     120,218
     2010-2011                                      57,000
     2011 and thereafter                            44,531
                                                ----------
     Total minimum payments due under
      current and long-term obligations         $  544,871
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

     Year                               Operating Leases
     2007                               $   35,250
     2008                                   55,500
     2009                                   29,475
     2010                                   10,800
                                        -----------
          Total minimum lease payments  $  131,025
                                        ===========

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTHER CONTINGENCIES (continued)

In February 2007, the Company received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom the Company transferred hazardous materials in the past. The Company is investigating the matter. However, as of June 30, 2007, liability has not been ascertained and amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

12       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                     2007             2006
                                                                                -------------------------------
     Cash paid during the year for the following:
         Interest                                                               $     20,862      $      21,548
         Income taxes                                                                     --                 --
                                                                                ------------      -------------
                Total                                                                 20,862             21,548
                                                                                ============      =============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
         Contribution of capital                                                $    585,156      $          --
     Acquisition of equipment and/or vehicles with long-term debt                    266,978              43,527
                                                                                ------------      -------------
                Total                                                           $    852,134      $       43,527
                                                                                 ===========      =============

13                      RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The components of the provision for income taxes as of June 30, 2007 and June 30, 2006 are as follows:

                                                                                      2007              2006
                                                                                      ----              ----
     Current                                                               $        75,425   $         4,309
     Deferred                                                                       10,804                --
                                                                           ---------------   ---------------
        Total                                                              $        86,229   $         4,309
                                                                           ===============   ===============

The tax effects of temporary differences that give rise to significant portions of deferred tax asset and liabilities at June 30, 2007 were as follows:

     Deferred tax assets:                                                             2007              2006
                                                                                      ----              ----
     Allowance for doubtful accounts receivable                            $        43,260   $            --
                                                                           ---------------   ---------------
        Total deferred tax asset                                           $        43,260   $            --
                                                                           ===============   ===============

    Deferred tax liabilities:
    Equipment and property                                                 $        33,314   $            --
    Intangibles                                                                      3,293                --
                                                                           ---------------   ---------------
        Total deferred tax liability                                       $        36,607   $            --
                                                                           ===============   ===============

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

16             ACQUISITIONS

GS EnviroServices follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an

                  GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16             ACQUISITIONS (CONTINUED)

asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

REVERSE MERGER - TDS (TELEMEDICINE), INC

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of the Company's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control.

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


Cash paid directly to seller from Line of Credit             $         387,000
     Cash paid directly to seller                                       43,000
     Closing costs                                                      17,842
                                                             -----------------
     Total purchase cost                                               447,842
                                                             =================

Allocation of purchase price:
     Tools and equipment                                     $          26,826
     Excess purchase price over fixed assets acquired                  421,016
                                                             -----------------
          Total assets acquired                              $         447,842
                                                             =================

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

GS EnviroServices, Inc.

By:           /S/       JAMES F. GREEN
              ------------------------
                        JAMES F. GREEN
                        President, Chief Executive Officer

By:           /S/       DORIS CHRISTIANI
              --------------------------
                        DORIS CHRISTIANI

                                       22
                        Chief Financial Officer


Date:                   July 31, 2007