Form 10QSB
period 2007-09-30
GS ENVIROSERVICES, INC.
filed 2007-11-07
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                          COMMISSION FILE NO.: 0-33513



                             GS ENVIROSERVICES, INC.
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

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__No X

The number of outstanding shares of common stock as of November 7, 2007 was 25,185,000

Transitional Small Business Disclosure Format:  Yes    No  X
                                                   ---    ---

                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2007 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Nine Months
                   Ended September 30, 2007 (unaudited) and 2006 (unaudited).....................................5
                  Consolidated Statements of Cash Flows - for the Nine Months
                   Ended September 30, 2007 (unaudited) and 2006 (unaudited).....................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................16
Item 3.           Controls and Procedures.......................................................................23



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................24
Item 2.           Unregistered Sales of Equity  Securities and Use of Proceeds..................................24
Item 3.           Defaults Upon Senior Securities...............................................................24
Item 4.           Submission of Matters to a Vote of Security Holders...........................................24
Item 5.           Other Information ............................................................................24
Item 6.           Exhibits .....................................................................................24

Signatures                                                                                                      24


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR SEPTEMBER 30, 2007)


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS:                                                                9/30/07
                                                                    ------------
Current assets:
   Cash .........................................................   $   418,183
   Accounts receivable, net .....................................     2,595,062
   Deferred taxes ...............................................        45,129
   Prepaid acquisition costs ....................................        17,982
   Prepaid expenses and other current assets ....................        47,488
                                                                    -----------
       Total current assets .....................................     3,123,844

Property and equipment, net .....................................     1,345,806

Other Assets:
   Deposits .....................................................       108,860
   Permits, net .................................................       170,137
   Goodwill, net ................................................     4,431,319
                                                                    -----------
       Total other assets .......................................     4,710,316
                                                                    -----------
TOTAL ASSETS ....................................................   $ 9,179,966
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .............................................     1,795,357
   Accrued expenses .............................................       535,834
   Income tax payable ...........................................       127,628
   Line of credit ...............................................       347,341
   Current maturities of long-term debt .........................       184,452
                                                                    -----------
       Total current liabilities ................................     2,990,612
                                                                    -----------

Long Term Debt, net of current
   Long-term debt, net of current maturities ....................       339,897
   Deferred taxes ...............................................        13,515
                                                                    -----------
       Total long term liabilities ..............................       353,412
                                                                    -----------
       Total liabilities: .......................................     3,344,024
                                                                    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   25,185,000 shares issued and outstanding .....................        25,185
   Additional paid-in capital ...................................     6,503,669
   Retained deficit .............................................      (692,912)
                                                                    -----------

   Total stockholders' equity ...................................     5,835,942
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 9,179,966
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
                                                         For the Three Months Ending      For the Nine Months Ending
                                                        ------------------------------------------------------------
                                                           9/30/07           9/30/06        9/30/07          9/30/06
                                                        ------------------------------------------------------------
Revenues:
Revenue ..............................................   $  3,975,196    $  3,462,821    $ 11,243,984    $ 10,148,973
Revenues with affiliates..............................           --              --            32,419           4,000
                                                         ------------    ------------    ------------    ------------
      Total Revenues .................................      3,975,196       3,462,821      11,276,403      10,152,973
                                                         ------------    ------------    ------------    ------------
Cost of revenues .....................................      2,805,610       2,430,139       7,954,544       7,433,246
                                                         ------------    ------------    ------------    ------------
      Gross profit ...................................      1,169,586       1,032,682       3,321,859       2,719,727

Operating expenses:
   Selling expenses ..................................        332,372         271,474         993,951         857,530
   Stock based compensation ..........................         28,999          50,000          62,267         150,000
   General and administrative ........................        623,624         614,338       1,806,002       1,729,373
                                                         ------------    ------------    ------------    ------------
      Total operating expenses .......................        984,995         935,812       2,862,220       2,736,903
                                                         ------------    ------------    ------------    ------------
Operating income (loss) ..............................        184,591          96,870         459,639         (17,176)
                                                         ------------    ------------    ------------    ------------

Other income (expense):
   Miscellaneous income ..............................           --             1,480             150           2,774
   Interest expense - affiliate ......................        (10,500)         (4,412)        (30,612)        (15,138)
   Gain/Loss on equipment disposal ...................         (1,366)            500          20,095         (40,302)
   Amortization of debt discount .....................           --           (25,356)           --           (76,067)
   Change in value of derivative instruments .........           --            13,208            --            26,362
   Interest expense ..................................        (22,922)        (10,362)        (47,090)        (31,911)
                                                         ------------    ------------    ------------    ------------
      Total other income (expense), net ..............        (34,788)        (24,942)        (57,457)       (134,282)
                                                         ------------    ------------    ------------    ------------

Income/Loss before provision for income taxes ........        149,803          71,928         402,182        (151,458)
Provision for income tax, net ........................        (25,961)         (4,549)       (112,190)         (8,858)
                                                         ------------    ------------    ------------    -------------
Net Income/Loss ......................................   $    123,842    $     67,379    $    289,992    $   (160,316)
                                                         ============    ============    ============    ============
Earnings (loss) per share
    Basic ............................................   $       0.01    $     (0.27)    $       0.02    $     (0.22)
    Diluted ..........................................   $       0.01    $     (0.27)    $       0.02    $     (0.22)
Weighted average shares outstanding
    Basic ............................................     15,939,726         246,575      15,939,726         739,726
    Diluted ..........................................     17,336,908         246,575      17,983,476         739,726

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
                       AND SEPTEMBER 30, 2006 (UNAUDITED)
                                                              9/30/07        9/30/06
                                                             ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................   $ 289,992    $(160,316)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

   Depreciation and amortization .........................     209,905      173,749
   Change in allowance for doubtful accounts .............     (26,285)     (12,234)
   Deferred taxes ........................................     (14,076)        --
   Stock based compensation ..............................      62,267      150,000
   Change in fair value of derivative instruments ........        --        (26,362)
   Gain (loss) on equipment disposal .....................     (20,095)      40,302

Changes in assets and liabilities
   Accounts receivable ...................................    (398,426)    (482,219)
   Accounts payable ......................................     223,139      202,623
   Accrued expenses ......................................      (1,137)     (27,369)
   Prepaid expenses ......................................      12,931      125,032
   Income tax payable ....................................     107,239        9,875
   Deposits ..............................................      (4,563)         201
                                                             ---------    ---------
       Net cash provided by (used in) operating activities     440,891       (6,718)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for acquisition .............................    (447,842)        --
   Prepaid acquisition cost ..............................     (17,983)        --
   Purchase of property, plant and equipment .............     (48,321)     (19,384)
                                                             ---------    ---------
       Net cash used in investing activities .............    (514,146)     (19,384)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ..........................     497,341         --
   Repayment of line of credit ...........................    (150,000)        --
   Repayment of long-term debt ...........................    (121,210)    (113,078)
   Payment of term financing .............................        --       (100,000)
   Loan due to affiliate .................................        --        (36,953)
                                                             ---------    ---------
       Net cash provided by (used in) financing activities     226,131     (250,031)
                                                             ---------    ---------
Increase (decrease) in cash ..............................     152,876     (276,133)

Cash at beginning of period ..............................     265,307      363,382
                                                             ---------    ---------
Cash at end of period ....................................   $ 418,183    $  87,249
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

As of September 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

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

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the consolidated income statement in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost.
Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2007 consisted of the following:

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                              Three Months Ended         Nine Months Ended
                                                              September 30, 2007         September 30, 2007
                                                              Basic       Dilutive       Basic       Dilutive
                                                           ------------- ------------- ------------ -----------
Weighted average number of shares outstanding .........    15,939,726    15,939,726    15,939,726    15,939,726
Common stock equivalent shares (treasury stock) method.          --       1,397,182          --       2,043,750
                                                          -----------   -----------   -----------   -----------

     Total weighted average and equivalent shares .....    15,939,726    17,336,908    15,939,726    17,983,476
                                                          ===========   ===========   ===========   ===========
          Net Income ..................................   $   123,842   $   123,842   $   289,992   $   289,992
                                                          ===========   ===========   ===========   ===========
Earnings per share, basic and dilutive ................   $      0.01   $      0.01   $      0.02   $      0.02
                                                          ===========   ===========   ===========   ===========

During the three and nine months ended September 30, 2006, there were no stock options issued.

3     CONCENTRATIONS: ACCOUNTS RECEIVABLE

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances were in excess of these limits at September 30, 2007 by $318,183.

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

Accounts receivable at September 30, 2007 are approximated as follows:

Accounts receivable                                      $    2,728,029
Less: allowance for doubtful accounts                          (132,967)
                                                         --------------
Accounts receivable, net                                 $    2,595,062
                                                         ==============

4     STOCK BASED COMPENSATION

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

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of option activity as of September 30, 2007 is presented below:
                                                                                           Weighted Average
                                                               Weighted Average         Remaining Contractual
                Options                       Shares            Exercise Price              Term (in years)
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2007                    --                  --                            --
   Granted                                   3,270,000                0.06                          4.20
   Exercised                                      --                  --                            --
   Forfeited or expired                           --                  --                            --
                                             ---------           ---------                    ----------
Outstanding at September 30, 2007            3,270,000                0.06                          4.20
                                             ---------           ---------                    ----------
Exercisable at September 30, 2007                 --                  --                            --
                                             =========           =========                    ==========

A summary of the status of the Company's nonvested shares as of September 30, 2007 and changes during the period then ended is presented below:

                                                             Weighted Average
     Nonvested Shares                    Shares         Grant Date - Fair Value
--------------------------------------------------------------------------------

 Nonvested at January 1, 2007                --                  --
    Granted                             3,270,000                0.06
    Vested                                   --                  --
    Forfeited                                --                  --
                                       ----------          ----------
 Nonvested at September 30, 2007        3,270,000                0.06
                                       ==========          ==========

There was $282,887 of unrecognized compensation cost related to the stock options granted as of September 30, 2007. Total compensation expense recognized related to nonvested stock during the period ended September 30, 2007 was $62,267. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period.

5     DEPOSITS

In 2005, the Company deposited $90,000 to satisfy a regulatory requirement for the closure of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection.

Other deposits in the amount of $18,860 include security deposits on property leases, deposits on bid bonds, and deposits for our hazardous waste transporter permits.

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

On May 10, 2003, GS CleanTech purchased Enviro-Safe Corporation (NE) and Enviro-Safe Corporation. The excess purchase price over the fair value of the net assets acquired was $5.4 million which was recorded as Goodwill. During the years ended December 31, 2004 and 2005, the Company recognized impairment of Goodwill in the amount of $1.4 million and $0.5 million respectively. In May of 2005, GS CleanTech acquired the assets of North Country Environmental Services. The assets were consolidated into the Enviro-Safe Corporation division. The excess purchase price over the fair value of the net assets acquired was $0.5 million

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which was recorded as Goodwill. On March 19, 2007, GS CleanTech transferred its investment in Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to GS EnviroServices, a subsidiary of GS CleanTech formed for the purpose of entering into a reverse merger with a public shell. As a result of the transaction, the remaining fair value of Goodwill of $4.0 million was transferred to GS
EnviroServices. As of September 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at September 30, 2007 include the following:

Permits                                                 $  216,500
   Accumulated amortization                                (46,363)
                                                        ----------
        Permits, net                                    $  170,137

Amortization of intangible assets was $8,179 and $8,179 for the nine months ended September 30, 2007 and 2006 respectively.

Estimated amortization expense for future years is as follows:

     2007                                               $    2,727
     2008                                                   10,908
     2009                                                   10,908
     2010                                                   10,908
     2011                                                   10,908
     Thereafter                                            123,778
                                                        ----------
        Total                                           $  170,137

7         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2007:

     Land and building                                  $  675,000
     Furniture and fixtures                                 79,537
     Machinery & Equipment                                  57,831
     Vehicles                                            1,033,001
     Computer Equipment                                     34,404
     Leasehold Improvement                                 145,699
                                                        ----------
                                                         2,025,472
     Less accumulated depreciation                        (679,666)
                                                        ----------
     Net fixed assets                                   $1,345,806

8     LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of September 30, 2007, the rate was 7.75%. The line is secured by all assets of the Company. The total amount due is payable upon demand on or before June 30, 2008. As of September 30, 2007 there is a balance of $347,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants:

     o Total debt to capital funds ratio - at all times, the Borrower shall maintain a total debt to capital funds ratio not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     o Debt Service Coverage - at all times, the Company shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, minus non-recurring income, plus non-recurring expenses, minus cash taxes, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

As of September 30, 2007, the debt to capital funds ratio was 2.4 to 1 and debt service coverage of 3.2 to 1. The company has received a waiver for the debt to capital funds covenant.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9     NOTE PAYABLE - AFFILIATE

On May 11, 2007,  the Board of Directors  of GS CleanTech  Corporation  voted to make a capital contribution to the Company. As a result the $585,156 intercompany loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result the $576,397 intercompany loan balance and accrued interest due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital. GreenShift is a shareholder of GS EnviroServices. GreenShift's CEO, Kevin Kreisler, is also Chairman of GS EnviroServices.

10     VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.99%. These loans have maturity dates that range from August 2007 to June 2013. As of September 30, 2007, vehicle notes totaled $524,349 with $184,452 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of September 30, 2007:

     Year                                                Amount
     ----                                             ------------
     2007-2008                                        $   184,452
     2008-2009                                            132,038
     2009-2010                                            107,563
     2010-2011                                             60,300
     2011 and thereafter                                   39,996
                                                      -----------
     Total minimum payments due under
       current and long-term obligations              $   524,349
                                                      ===========

11     COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters is located in Sandwich, Massachusetts. The Company leases properties in Sandwich, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. We lease office space in Milford, Massachusetts which houses our consulting and engineering group. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. We recently added a new field service location in Smithfield, Rhode Island. The monthly lease payment for the Smithfield location is $2,600 per month and terminates in June 2008. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

     Year                                        Operating Leases
     2007                                         $    17,925
     2008                                              56,100
     2009                                              29,475
     2010                                              10,800
                                                  -----------
          Total minimum lease payments            $   114,300
                                                  ===========

OTHER CONTINGENCIES

The Company is a plaintiff in a matter where it seeks to recover $32,907 for services performed. The customer filed a counter-claim for an alleged breach of contract in the amount of $116,000. The Company believes that the alleged defaults are without merit and has commenced litigation. Additionally, management believes that the final resolution of this matter will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

In February 2007, the Company received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom the Company transferred hazardous materials in the past. The Company is investigating the matter. However, as of September 30, 2007, liability has not been ascertained

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is no deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

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

12     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                            2007             2006
                                                                                      -------------------------------
     Cash paid during the year for the following:
         Interest                                                                      $     47,090       $     31,911
         Income taxes                                                                         8,512                --
                                                                                       ------------       ------------
                Total                                                                        55,602             31,911
                                                                                       ============       ============
         Supplemental Schedule of Non-Cash Investing and Financing Activities:
         Contribution of capital from debt and accrued interest due to affiliate       $  1,161,553       $       --
         Acquisition of equipment and/or vehicles with long-term debt                       231,797             70,917
                                                                                       ------------       ------------
                Total                                                                  $  1,393,350       $     70,917
                                                                                       ============       ============

13     RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

14     RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and September 30, 2006, the Company had revenues of $32,419 and $4,000 respectively with affiliates.

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result the $576,397 inter company loan balance and accrued interest due from the Company to

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

On May 11, 2007,  the Board of Directors  of GS CleanTech  Corporation  voted to make a capital contribution to the Company. As a result the $585,156 intercompany loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

During the nine months ended September 30, 2007 and September 30, 2006, the Company paid $4,952 and $0, respectively to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax asset and liabilities at September 30, 2007 were as follows:

The provision for income taxes as of September 30, 2007 and September 30, 2006 consisted of the following:

Current provision:                                        2007            2006
                                                          ----            ----
     Federal ..................................       $ 113,242        $   7,946
     State ....................................           4,512              912
                                                      ---------        ---------
     Total current provision ..................       $ 117,754        $   8,858
                                                      =========        =========
Deferred provision for tax:
     Federal ..................................       $  (5,604)       $    --
     State ....................................            --               --
                                                      ---------        ---------
     Total deferred provision for tax .........       $  (5,604)       $    --
                                                      =========        =========

Total provision for tax .......................       $ 112,150        $   8,858
                                                      =========        =========
The deferred provision (benefit) for income taxes as of September 30, 2007 and September 30, 2006 consisted of the following:

     Deferred tax assets: ....................................             2007
                                                                       --------
Allowance for doubtful accounts receivable ...................         $(45,129)
                                                                       --------
     Total deferred tax assets ...............................         $(45,129)
                                                                       ========
Deferred tax liabilities:
     Equipment and property ..................................         $ 12,508
     Intangibles .............................................            1,007
                                                                       --------
        Total deferred tax liability .........................         $ 13,515
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

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through September 2007 have been included in the Company's consolidated statement of operations. FAS 141, EITF 98-3 and APB 16 addresses financial accounting and reporting for business combinations. In accordance with these statements, the excess purchase price over the assets acquired has been recorded as goodwill. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit             $   387,000
     Cash paid directly to seller                                 43,000
     Closing costs                                                17,842
                                                             -----------
     Total purchase cost                                         447,842
                                                             ===========

Allocation of purchase price:
     Tools and equipment                                     $    26,826
     Goodwill                                                    421,016
                                                             -----------
          Total assets acquired                              $   447,842
                                                             ===========

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

The Company provides a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. We provide our services and manage our business through two major divisions: Transportation and Disposal Services and Field Services. As of September 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

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

     o REMEDIATION SERVICES. Enviro-Safe Field Services offers comprehensive environmental contracting services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

          o    Remediation Construction;
          o    PCB Management & Disposal;
          o    Petroleum Equipment Construction; and
          o    Environmental Construction.

o ENGINEERING AND CONSULTING SERVICES. Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

          o    Site Assessment;
          o    Soil and Groundwater Remediation ;
          o    LSP Services;
          o    Phase I and II Site Assessments;
          o    RCRA Reporting;
          o    Emergency response;
          o    Tank cleaning and removal;
          o    Vacuum truck services;
          o    Environmental remediation; and
          o    Asbestos abatement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUE

Revenues increased $512,375 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, as follows:

           Three Months Ended
         September 2007 and 2006                  2007                 2006             Change          % Change
------------------------------------------ -------------------- ------------------- ---------------- ----------------
                 Revenue                       $3,975,196           $3,462,821         $512,375           14.8%

The Company's expansion efforts in field services have contributed to the increase in revenue. In April of 2007, the Company completed the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $208,000 during the three months ended September 2007. During this period the transportation and disposal division completed a large scale project which accounted for $225,000 of non-recurring revenue. In addition, the Company has increased their sales efforts to promote our increased field services capabilities through our existing client base.

Revenues increased $1,123,430 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as follows:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           Nine Months Ended
         September 2007 and 2006                  2007                 2006             Change          % Change
------------------------------------------ -------------------- ------------------- ---------------- ----------------
                 Revenue                       $11,276,403         $10,152,973        $1,123,430          11.1%

The Company's expansion efforts in field services have contributed to the increase in revenue. In April of 2007, the Company completed the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $620,000 during the nine months ended September 2007, During this period, the transportation and disposal division completed a large scale project which accounted for $225,000 of non-recurring revenue. In addition, the Company has increased their sales efforts to promote our increased field services capabilities through our existing client base.

COST OF REVENUE

Cost of revenue increased 0.4% as a percentage of sales for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, as follows:

      Three Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
        Cost of Revenue              $2,805,610         70.6%         $2,430,139        70.2%            0.4%

During the three months ended September 2007, the Company has seen increased revenues from our field services division. As the revenue mix in the company changes, cost of revenue will increase due to the profits attained from our field services divisions.

Included within cost of revenue is depreciation and amortization expense of $71,563 and $51,725 for the three months ended June 30, 2007, and 2006, respectively. Depreciation and amortization expense increased by $19,838 over the same period in 2006. This is related to assets acquired as part of the acquisition completed in May of 2007 and capital expenditures to upgrade and expand our operations.

Cost of revenue decreased 2.7% as a percentage of sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as follows:

       Nine Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
        Cost of Revenue              $7,954,544         70.6%         $7,433,246        73.3%           (2.7%)

During the nine months ended September 2007, the Company has seen increased revenues from our field services division. As the revenue mix in the company changes, cost of revenue will increase due to the profits attained from our field services divisions.

Included within cost of revenue is depreciation and amortization expense of $198,348 and $156,241 for the nine months ended June 30, 2007, and 2006, respectively. Depreciation and amortization expense increased by $42,106 over the same period in 2006. This is related to assets acquired as part of the acquisition completed in May of 2007 and capital expenditures to upgrade and expand our operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses increased $49,183 for the three months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

      Three Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
          SG&A Expense                $984,995          24.8%          $935,812         27.1%           (2.3%)

The increase in SG&A costs is related to the opening of two new field service locations. In January of 2007, we opened our field service center in Plainville, Connecticut. We completed an acquisition in May of 2007 and subsequently opened our new field service center in Smithfield, Rhode Island. Included in the SG&A costs in 2006 were organizational costs related to the reverse merger (see acquisitions). The company will continue its efforts to streamline its costs and operate efficiently.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A expenses increased $125,317 for the nine months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

       Nine Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
          SG&A Expense               $2,862,220         25.4%         $2,736,903        27.0%           (1.6%)

The increase in SG&A costs is related to the opening of two new field service locations. In January of 2007, we opened our field service center in Plainville, Connecticut. We completed an acquisition in May of 2007 and subsequently opened our new field service center in Smithfield, Rhode Island. Included in the SG&A costs in 2006 were organizational costs related to the reverse merger (see acquisitions).The company will continue its efforts to streamline its costs and operate efficiently.

NET INCOME FROM OPERATIONS

Net income from operations increased by $87,721 for the three months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

       Three Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
   Net Income from Operations         $184,591           4.7%          $96,870           2.8%            1.9%

Net income from operations for the three months ended September 30, 2007 and 2006 included $28,999 and $151,977 of stock based compensation and non-recurring expenses. Net of these expenses, net income from operations has decreased by $35,257 in 2007. This is due to higher SG&A costs associated with the opening of two new field service centers.

Net income from operations increased by $476,815 for the nine months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

       Nine Months Ended
    September 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ----------------
   Net Income from Operations         $459,639           4.1%         ($17,176)         (0.2%)           4.3%

Net income from operations for the nine months ended September 30, 2007 and 2006 included $62,267 and $398,625, respectively, of stock based compensation and non-recurring expenses. Net of these expenses, net income from operations has increased by $140,456 in 2007. The increase in net income is a result of overall higher margin revenue processed during the nine months ended September 30, 2007.

INTEREST EXPENSE

Net of interest due to an affiliate, interest expense has increased $12,560 for the quarter ended September 30, 2007, and increased $15,179 for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006.

                                            Three Months                              Nine Months
                              ----------------------------------------- -----------------------------------------
                                  2007          2006         Change         2007          2006         Change
                              ------------- ------------- ------------- ------------- ------------- -------------
Vehicle Obligations             $12,438       $10,362        $2,076       $33,299       $31,911        $1,388
Line of Credit                   10,484          --          10,484        13,791          --          13,791
Affiliate Interest              $10,500        $4,412       $ 6,088      $ 30,612       $15,138       $15,474

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Interest will no longer be expensed in future periods. Affiliate interest for the three and nine months ended September 30, 2007 was $10,500 and $30,612 respectively. This is compared to interest expense of $4,412 and $15,138 for the comparable periods in 2006.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $10,484 and $13,791 for the three and nine months ended September 30, 2007. The Company did not have a Line of Credit in 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company paid $12,438 and $10,362 of interest on vehicle loans in the three months ended 2007 and 2006 respectively. In the nine months ended September 30, 2007 and 2006, the Company paid $33,299 and $31,911 of interest on vehicle loans respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities produced $440,891 of cash in 2007 as compared to ($6,718) cash used in 2006. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and a line of credit. At September 30, 2007 the Company had cash of $418,183. This cash represents an increase of $330,934 from the cash available as of September 30, 2006.

Non-cash adjustments recorded for the nine months ended September 30, 2007 totaled $211,716 and consisted of ($26,285) in allowance for bad debt, $62,267 in stock based compensation, ($14,076) in deferred taxes, $209,905 in depreciation and amortization, and ($20,095) in equipment disposal costs.

Accounts receivable at September 30, 2007, net of allowance for doubtful accounts, totaled $2.6 million, a decrease of $0.1 million from the September 30, 2006 balance of $2.7 million. Accounts payable at September 30, 2007 totaled $1.8 million, a decrease of $0.2 million from the September 30, 2006 balance of $2.0 million. Accrued expenses at September 30, 2007 totaled $0.5 million, as compared to the September 30, 2006 balance of $0.5 million.

The Company had a positive working capital position of $133,232 as of September 30, 2007 as compared to a negative working capital position of ($1,212,500) as of September 30, 2006. The Company produced profits before provision for tax of approximately $402,000 during the nine months ended September 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

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


Date:                   November 7, 2007