Form 10KSB/A
period 2006-12-31
GS ENVIROSERVICES, INC.
filed 2007-12-14
CIK 1163966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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


Common Stock, par value, $.001


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]


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


Transitional Small Business Disclosure Format (check one):   Yes|_| No |X|

Amendment No. 2
---------------

This amendment is being filed because the initial filing incorrectly stated that the issuer's common stock was listed on the OTC Bulletin Board. The amendment corrects these statements by disclosing that the common stock is listed on the Pink Sheets.


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

Our common stock is listed for quotation on the Pink Sheets. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

The Company's Common Stock is listed on the Pink Sheets under the trading symbol "TDST".

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


                                    /s/ Rosenberg, Rich, Baker & Co.


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