Form 10KSB
period 2007-12-31
GS ENVIROSERVICES, INC.
filed 2008-03-14
CIK 1163966

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                                -----------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          COMMISSION FILE NO.: 0-33513



                             GS ENVIROSERVICES, INC
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)


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


                                 (508) 888-5478
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act__.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_X_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year: $15,286,064

The  number of  outstanding  shares of  common  stock as of March 13,  2008 was:
32,573,578. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2008 was $602,352.

================================================================================

                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................6
Item 3      Legal Proceedings................................................................................6
Item 4      Submission of Matters to a Vote of Security Holders .............................................6

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................7
Item 6      Management's Discussion and Analysis ............................................................8
Item 7      Financial Statements ...........................................................................12
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............32
Item 8A     Controls and Procedures ........................................................................32

Part III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
             with Section 16(a) of the Exchange Act ........................................................34
Item 10     Executive Compensation .........................................................................35
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................36
Item 12     Certain Relationships and Related Transactions and Director Independence .......................36

Part IV
Item 13     Exhibits .......................................................................................37
Item 14     Principal Accountant Fees and Services .........................................................37

Signatures..................................................................................................38

ITEM 1  DESCRIPTION OF BUSINESS


BUSINESS OVERVIEW

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States through two major divisions - Transportation and Disposal Services and Field Services. Services provided by each division include:

o    Transportation  and  Disposal  Services  -  transportation,   distribution,
     recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of December 31, 2007 we operated out of six service centers: our Treatment, Storage, and Disposal Facility (TSDF) in Lowell, Massachusetts; management of a recycling permit for the recycling of on-specification of oil and water in Raynham, Massachusetts, our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

Enviro-Safe is one of the leading providers of safe, environmentally sound hazardous waste management services in New England. Quality field personnel and flexible service are the reasons for the growth of Enviro-Safe. We now deliver the following full range of services:

o FACILITIES. We operate a facility where we collect, temporarily store and transport the waste to final recycling, treatment or disposal destinations. This facility is one of only ten similar RCRA Part B permitted facilities located in New England. A RCRA Part B permit is required for any facility which accepts hazardous waste for treatment storage or disposal and is commonly referred to as treatment storage and disposal facility (TSDF). All RCRA TSDF's are required to comply with stringent regulations to ensure protection of health, safety, and the environment. The material collected at the TSDF is disposed of at third party incineration, landfill or wastewater treatment facilities. Waste types processed or transferred in drums or bulk quantities include:

     o    Flammables, combustibles and other organics;
     o    Acids and caustics;
     o    Cyanides and sulfides;
     o Items containing PCBs, such as utility transformers and electrical light ballasts;
     o    Solids and sludge;
     o    Other regulated wastes; and
     o    Non-hazardous industrial waste.

o ENERGY MANAGEMENT SERVICES. Enviro-Safe recently signed a management agreement with Olson's Greenhouses, Inc. located in Raynham, MA. Olson's operates 225,000 square feet of greenhouses, 60 (sixty) acres of outdoor production and has a Class A Recycling Permit for the recycling of one million gallons per year of on-specification of oil and water. The Company has a ground lease at the Raynham location where it has located equipment used to process the oily wastes. Oil and Oil/water is shipped to the Raynham location for processing. The recycled oil is then sold to Olson's Greenhouses where it is used to heat the Greenhouses.

o LAB PACK SERVICES. Enviro-Safe provides all the resources necessary to safely package, remove and dispose of aged chemical inventories, expired, surplus or waste chemicals, reactives, and laboratory waste. Enviro-Safe personnel identify and classify different wastes and prepare a custom waste management program to meet the needs of its clients. Enviro-Safe's highly qualified and degreed chemists will process all waste according to DOT, EPA, and disposal facility requirements. Acceptable waste is shipped to our Part-B permitted TSDF facility in Lowell, MA. After processing, the waste is transported for final disposal and/or treatment to an Enviro-Safe approved hazardous waste facility.

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

o REMEDIATION SERVICES. Enviro-Safe Field Services offers comprehensive environmental contracting services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

     o    Remediation Construction;
     o    PCB Management & Disposal;
     o    Petroleum Equipment Construction; and
     o    Environmental Construction.
     o    Emergency response;
     o    Tank cleaning and removal; and
     o    Vacuum truck services.

o ENGINEERING AND CONSULTING SERVICES. Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

     o    Site Assessment;
     o    Soil and Groundwater Remediation;
     o    LSP Services;
     o    Phase I and II Site Assessments;
     o    RCRA Reporting;
     o    Environmental remediation; and
     o    Asbestos abatement.

BUSINESS RISK FACTORS

You should carefully consider these risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

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

Our common stock trades on the "OTCBB". As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's corporate headquarters is located in Sandwich, Massachusetts. The Company leases properties in Sandwich, Massachusetts which house our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in May of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. We lease office space in Milford, Massachusetts which houses our consulting and engineering group. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. In May of 2007, we added a new field service location in Smithfield, Rhode Island. The monthly lease payment for the Smithfield location is $2,600 per month and terminates in June 2008. We lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,999 per month. In December, 2007, we entered into a ground lease agreement at Olson's Greenhouses in Raynham, Massachusetts. This location houses our equipment as part of our most recent agreement with Olson's Greenhouses for the management of a Class A Recycling Permit for the recycling of on-specification of oil and water. The monthly lease is $6,000 for the Raynham location and terminates in December 2010 with an option to continue yearly thereafter. We own property in Lowell, Massachusetts, the location of our Treatment, Storage and Disposal Facility (TSDF).

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GS EnviroService's Common Stock trades on the "OTCBB" under the symbol "GSEN." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GS EnviroServices' Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
Period                                                   High               Low
--------------------------------------------------------------------------------
2007 Fourth Quarter ..........................            0.16             0.05
2007 Third Quarter ...........................            0.18             0.07
2007 Second Quarter ..........................            0.30             0.08
2007 First Quarter ...........................            0.45             0.10

2006 Fourth Quarter ..........................            0.75             0.05
2006 Third Quarter ...........................            0.70             0.10
2006 Second Quarter ..........................            0.79             0.22
2006 First Quarter ...........................            1.00             0.25


Title of Class                         Approximate Number of Holders
                                       of Record as of March 14, 2008
Common Stock, 0.001 par value                        92


The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2007.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2008.

OVERVIEW

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE) Inc.) hereinafter known as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o Environmental Services - transportation, distribution, recycling and disposal services specific to the materials and processes of our clients for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of December 31, 2007 we operated out of six service centers: our treatment, storage, and disposal facility (TSDF) in Lowell, Massachusetts; management of a recycling permit for the recycling of on-specification of oil and water in Raynham, Massachusetts, our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, testing long-lived assets and goodwill for impairment, insurance expense, legal matters, and provision for income taxes.

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically the Company's provision has been adequate.

Long-Lived Assets. We periodically evaluate the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Goodwill. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

Provision for Income Taxes. We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carry forwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. In the event that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance will be established.

SEGMENT INFORMATION

We have two reportable segments: transportation and disposal services and field services. Information as to the operations of our two segments is set forth below based on the nature of the offerings. No single customer accounted for 10% or more of our total revenue for the twelve months ended December 31, 2007 or 2006.
                                   Transportation
Twelve months ended:  Corporate      &   Disposal   Field Services        Total
--------------------------------------------------------------------------------
December 31, 2007
  Revenue ........   $       --      $ 10,002,911   $  5,283,153   $ 15,286,064
  Operating Income     (1,182,398)        941,849        376,846        136,297
  Total Assets ...   $  4,879,398    $  2,987,398   $  1,691,685   $  9,558,482

December 31, 2006
  Revenue ........   $       --      $ 10,229,276   $  3,690,563   $ 13,919,839
  Operating Income     (1,340,926)        880,672        224,442       (235,812)
  Total Assets ...   $  4,082,950    $  2,938,566   $  1,053,764   $  8,075,280

RESULTS OF OPERATIONS

Year Ended December 31, 2007 versus Year Ended December 31, 2006

REVENUE

Revenues increased $1,366,226 for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, as follows:

           Twelve Months Ended
         December 2007 and 2006                   2007                 2006             Change          % Change
------------------------------------------ -------------------- ------------------- ---------------- -----------
                 Revenue                       $15,286,064         $13,919,838        $1,366,226          9.8%

The Company's expansion efforts in field services have contributed to the increase in revenue. In April of 2007, the Company completed the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $960,000 during the twelve months ended December 31, 2007. Also during this period, the transportation and disposal division completed a large scale project which accounted for $225,000 of revenue. In December of 2007, the Company signed a management agreement with Olson's Greenhouses. Revenues from this agreement totaled $12,759 in the month of December. In addition, the Company has increased their sales efforts to promote our increased field services capabilities through our existing client base.

COST OF REVENUE

Cost of revenue decreased 2.0% as a percentage of sales for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, as follows:

      Twelve Months Ended                                                                              % Revenue
     December 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ------------
        Cost of Revenue             $10,962,181         71.7%        $10,265,914        73.7%           (2.0%)

During the twelve months ended December 31, 2007, the Company has seen a decrease in cost of sales. Management has continued efforts to better utilize our internal resources resulting in a lower cost of revenue. Additionally, we are in the business of transporting wastes and rising fuel costs have impacted our cost of sales. Management is working to make adjustments to compensate for the rise in fuel costs.

Included within cost of revenue is depreciation and amortization expense of $284,268 and $233,347 for the twelve months ended December 31, 2007, and 2006, respectively. Depreciation and amortization expense increased by $50,921 over the same period in 2006. This is related to assets acquired as part of the acquisition completed in May of 2007, equipment purchased as part of the Olson's management agreement, and capital expenditures to upgrade and expand our operations.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses increased $297,849 for the twelve months ended December 31, 2007, as compared to the corresponding period for 2006, as follows:

      Twelve Months Ended                                                                              % Revenue
     December 2007 and 2006             2007          % Revenue          2006         % Revenue         Change
--------------------------------- ----------------- --------------- --------------- --------------- ------------
          SG&A Expense               $4,187,585         27.4%         $3,889,736        27.9%           (0.5%)

The increase in SG&A costs is related to the opening of two new field service locations and issuance of stock based compensation. In January of 2007, we opened our field service center in Plainville, Connecticut. We completed an acquisition in May of 2007 and subsequently opened our new field service center in Smithfield, Rhode Island. In addition, stock based compensation in 2007 totaled $377,208 compared to $150,000 in 2006. Included in the SG&A costs in 2006 were organizational costs related to the reverse merger (see acquisitions).

INTEREST EXPENSE

Interest expense has increased $32,472 for the year ended December 31, 2007, as compared to the corresponding periods of 2006.

                                                   Twelve Months Ended
                                         ---------------------------------------
                                           2007            2006          Change
                                         ---------------------------------------
Vehicle Obligations ...............        $45,847        $42,028        $ 3,819
Line of Credit ....................        $21,661           --          $21,661
Affiliate Interest ................        $30,612        $23,690        $ 6,992

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for twelve months ended December 31, 2007 and 2006 was $30,612 and $23,690 respectively.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $21,661 for the twelve months ended December 31, 2007. The Company did not have a Line of Credit in 2006.

The Company paid $45,847 and $42,028 of interest on vehicle loans in the twelve months ended 2007 and 2006 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities produced $400,295 of cash in 2007 as compared to ($9,904) cash used in 2006. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and a line of credit. At December 31, 2007 the Company had cash of $241,572. This cash represents a decrease of $23,735 from the cash available as of December 31, 2006.

Non-cash adjustments recorded for the twelve months ended December 31, 2007 totaled $561,992 and consisted of ($16,205) in allowance for bad debt, $377,208 in stock based compensation, ($73,365) in deferred taxes, $284,268 in depreciation and amortization, $10,181 in unrealized gain on investment, and a ($20,095) gain from equipment sales.

Accounts receivable at December 31, 2007, net of allowance for doubtful accounts, totaled $2.6 million, an increase of $0.4 million from the December 31, 2006 balance of $2.2 million. Accounts payable at December 31, 2007 totaled $1.8 million, an increase of $0.2 million from the December 31, 2006 balance of $1.6 million. Accrued expenses at December 31, 2007 totaled $0.4 million, as compared to the December 31, 2006 balance of $0.6 million.

The Company had a negative working capital position of $213,736 as of December 31, 2007 as compared to a negative working capital position of $405,933 as of December 31, 2006. The Company produced profits before provision for tax of approximately $59,903 during the twelve months ended December 31, 2007.

CASH FLOWS FOR 2007

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2007. Information regarding these obligations is more fully disclosed in the Notes to the Consolidated Financial Statements.

Years Ended December 31,                   2007          2008         2009         2010          2011         Total
------------------------           ------------  ------------  -----------  -----------  ------------ -------------
Long and short term debt           $    927,277  $    113,647  $   113,716  $    58,447  $     20,193 $   1,233,280
Operating leases                        130,239       107,835       82,800           --            --       320,874
                                   --------------------------  -----------  -----------  ------------ -------------
Total contractual cash obligations $  1,057,516  $   221,482   $   196,516  $    58,447  $     20,193 $   1,554,154

STOCKHOLDER MATTERS

Stockholders' equity was $5.7 million at December 31, 2007 as compared to $4.3 million at December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

On January 25, 2008, the Company was party to a $10 million financing arrangement involving GreenShift Corporation, which was then its majority shareholder, and YA Global Investments, LP (formally Cornell Capital Partners,
LP). The Company and all other affiliates of GreenShift guaranteed the debt and other existing debts of GreenShift and affiliates to YA Global Investments. However, pursuant to a Side Letter Agreement dated January 11, 2008, the GS EnviroServices Corporation guarantee was capped at $1,500,000 (see Note 18 ("Subsequent Events") to the Consolidated Financial Statements s for complete details).

ITEM 7.          FINANCIAL STATEMENTS



                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................13

Consolidated Balance Sheets ..............................................................................15

Consolidated Statements of Operations ....................................................................16

Consolidated Statements of Stockholders' Equity...........................................................17

Consolidated Statements of Cash Flows.....................................................................18

Notes to Consolidated Financial Statements ............................................................19-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of GS EnviroServices, Inc.


We have audited the accompanying balance sheet of GS EnviroServices, Inc. as of December 31, 2007, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. GS EnviroServices, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

                                       /s/Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 10, 2008

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

ASSETS:                                                              12/31/07
                                                                   ------------
Current assets:
   Cash .........................................................   $   241,572
   Accounts receivable, net .....................................     2,556,696
   Loan due from affiliate ......................................       351,480
   Deferred taxes ...............................................        79,647
   Prepaid expenses and other current assets ....................        59,432
                                                                    -----------
       Total current assets .....................................     3,288,827

Property and equipment, net .....................................     1,443,292

Other Assets:
   Deposits .....................................................       119,156
   Permits, net .................................................       167,410
   Other Assets .................................................        97,222
   Deferred taxes ...............................................        11,256
   Goodwill, net ................................................     4,431,319
                                                                    -----------
       Total other assets .......................................     4,826,363
                                                                    -----------

TOTAL ASSETS ....................................................   $ 9,558,482
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .............................................   $ 1,831,988
   Accrued expenses .............................................       387,510
   Accrued stock based compensation .............................       286,000
   Income tax payable ...........................................        69,788
   Line of credit ...............................................       747,341
   Current maturities of long-term debt .........................       179,936
                                                                    -----------
       Total current liabilities ................................     3,502,563
                                                                    -----------

Long Term Debt, net of current
   Long-term debt, net of current maturities ....................       306,003
                                                                    -----------
       Total long term liabilities ..............................       306,003
                                                                    -----------

       Total liabilities: .......................................     3,808,566
                                                                    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized
   26,185,000 shares issued and outstanding .....................        26,185
   Additional paid-in capital ...................................     6,631,611
   Retained deficit .............................................      (918,061)
   Accumulated other comprehensive income .......................        10,181
                                                                    -----------
       Total stockholders' equity ...............................     5,749,916
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 9,558,482
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                    12/31/07                 12/31/06
                                                -------------------------------------
Revenues

Revenue .....................................   $ 15,253,645             $ 13,919,838
Revenue with affiliates .....................         32,419                     --
                                                ------------             ------------
 Total Revenues .............................     15,286,064               13,919,838
                                                ------------             ------------

Cost of revenues ............................     10,962,181               10,265,914
                                                ------------             ------------
     Gross profit ...........................      4,323,883                3,653,924
                                                ------------             ------------

Operating Expenses:
 Selling Expenses ...........................      1,319,714                1,136,593
 Stock based compensation ...................        377,208                  150,000
     General and administrative .............      2,490,663                2,603,143
                                                ------------             ------------
 Total  operating Expenses ..................     4,187,585                3,889,736
                                                ------------             ------------
Operating income (loss) .....................        136,298                 (235,812)
                                                ------------             ------------

Other income (expense)
Other income and expense ....................           --                      2,774
     Interest income - affiliate ............          1,480                     --
Interest expense - affiliate ................        (30,612)                 (23,690)
Gain/loss on equipment disposal .............         20,245                  (30,688)
Amortization of debt discount ...............           --                   (101,423)
Change in value of derivative instruments ...           --                    101,423
Interest expense - line of credit ...........        (21,661)                    --
     Interest Expense .......................        (45,847)                 (42,028)
                                                ------------             ------------
    Total other income (expense), net .......        (76,395)                 (93,632)
                                                ------------             ------------
Income/loss before provision for income taxes         59,903                 (329,444)
Provision for (benefit from) income tax, net          (4,940)                 136,743
                                                ------------             ------------
Net income/loss .............................   $     64,843             $   (466,187)
                                                ============             ============
Earnings (loss) per share
   Basic ....................................   $       --               $      (0.08)
Diluted .....................................   $       --               $       --

Weighted average shares outstanding
  Basic .....................................     21,195,959                6,185,000
   Diluted ..................................     22,971,586                     --

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                     Common Stock     Common    Additional  Deferred   Accumulated  Accumulated
                                       Shares         Stock      Paid-in   Stock Based   Earnings/     Other           Total Amount
                                                      Amount     Capital   Compensation   Deficit   ComprehensiveIncome
                                     --------------------------------------------------------------------------------------------
Balance January 1, 2005               100,000,000   $  100,000  $ 632,532   $(150,000)  $(1,094,748) $        --        $(512,216)
                                      -----------   ----------  ---------   ----------  -----------   ----------        ----------

   Reverse Split                      (99,000,000)    (99,000)     99,000           --          --            --               --

   Stock based consultant fee                  --          --          --      150,000          --            --          150,000

   Issuance for consulting services     2,185,000       2,185     260,015           --          --            --          262,200

   Issuance of shares in lieu of
   Management fee                       3,000,000       3,000     297,000           --          --            --          300,000

   Net loss                                    --          --          --           --     (755,202)          --         (755,202)
                                      -----------   ----------  ---------   ----------  ------------------------        ---------
Balance December 31, 2006               6,185,000   $   6,185  $1,288,547   $       --  $(1,849,950) $        --        $(555,218)
                                      ===========   ==========  ==========  ==========  ============  ==========        ==========

   Effect of reverse merger of         19,000,000      19,000   3,991,303           --      867,046           --        4,877,349
   under common control

   Stock options                               --          --      91,208           --           --           --           91,208

   Contribution of capital (GSCT)              --          --     585,156           --           --           --          585,156

   Contribution of capital (GSHF)              --          --     576,397           --           --           --          576,397

   Stock based consultant fee           1,000,000       1,000      99,000           --           --           --          100,000

   Accumulated other comprehensive income      --          --          --           --           --       10,181           10,181

   Net earnings                                --          --          --           --       64,843           --           64,843
                                      -----------   ----------  ---------   ----------   ----------    ----------       ---------
   Balance December 31, 2007           26,185,000   $   26,185  $6,631,611   $      --    $(918,061)  $   10,181       $5,749,916
                                      ===========   ==========  ==========  ==========   ==========   ===========      ==========




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                 12/31/07        12/31/06
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................   $    64,843    $  (466,187)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

   Depreciation and amortization .........................       284,268        233,347
   Change in allowance for doubtful accounts .............       (16,205)       (10,935)
   Unrealized gain on investment .........................        10,181           --
   Deferred taxes ........................................       (73,365)       (17,538)
   Stock based compensation ..............................       377,208        150,000
   Stock issued for services - consulting ................          --          262,200
   Change in fair value of derivative instruments ........          --         (101,423)
   Gain (loss) on equipment disposal .....................       (20,245)        30,688

Changes in assets and liabilities
   Accounts receivable ...................................      (370,141)        16,967
   Accounts payable ......................................       259,164       (228,135)
   Accrued expenses ......................................      (150,941)          (930)
   Prepaid expenses ......................................           987        111,965
   Income tax payable ....................................        49,400          9,875
   Deposits ..............................................       (14,859)           202
                                                             -----------    -----------
       Net cash provided by (used in) operating activities       400,295         (9,904)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for acquisition .............................      (447,843)          --
   Note receivable affiliate .............................      (350,000)          --
   Proceeds from sale of fixed assets ....................          --           28,000
   Purchase of property, plant and equipment .............      (213,908)       (47,123)
                                                             -----------    -----------
       Net cash used in investing activities .............    (1,011,751)       (19,123)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ..........................       947,341           --
   Repayments Line of Credit .............................      (200,000)          --
   Repayment of long-term debt ...........................      (159,620)      (151,524)
   Payment of term financing .............................          --         (100,000)
   Loan due to affiliate .................................          --          182,476
                                                             -----------    -----------
       Net cash provided by (used in) financing activities       587,721        (69,048)
                                                             -----------    -----------

Decrease in cash .........................................       (23,735)       (98,075)

Cash at beginning of period ..............................       265,307        363,382
                                                             -----------    -----------

Cash at end of period ....................................   $   241,572    $   265,307
                                                             ===========    ===========




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE) Inc.) hereinafter known as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o Environmental Services - transportation, distribution, recycling and disposal services specific to the materials and processes of our clients for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of December 31, 2007 we operated out of six service centers: our treatment, storage, and disposal facility (TSDF) in Lowell, Massachusetts; management of a recycling permit for the recycling of on-specification of oil and water in Raynham, Massachusetts, our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

2         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of GS EnviroServices' operating subsidiaries of Enviro-Safe Corporation and Enviro-Safe Corporation (NE). All significant accounts and transactions have been eliminated in consolidation.

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

The Company provides environmental services that involves the recycling of oily wastes. Revenues for disposal of the waste is recognized when the waste is received at the location for processing. Revenues for the disposal oily waste is recognized when the Company has received the waste due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received. Once the oily waste is recycled, revenue is recognized from the sale of the recycled oil at the time of delivery.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for the twelve months ended December 31, 2007 consisted of the following:

                                                           Twelve Months Ended
                                                             December 31, 2007
                                                            Basic       Dilutive
                                                       -----------  ------------
Weighted average number of shares outstanding ........  21,195,959    21,195,959
Common stock equivalent shares (treasury stock method)        --       1,775,627
                                                       -----------   -----------
     Total weighted average and equivalent shares ....  21,195,959    22,971,586
                                                       ===========   ===========
         Net Income .................................. $    64,843   $    64,843
                                                       ===========   ===========
Earnings per share, basic and dilutive ............... $      0.00   $      0.00
                                                       ===========   ===========

During the twelve months ended December 2006, there were no stock options issued.

CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances were in excess of these limits at December 31, 2007 by $141,572.

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

Accounts receivable at December 31, 2007 are approximated as follows:

Accounts receivable .................   $ 2,699,743
Less: allowance for doubtful accounts      (143,047)
                                        -----------
Accounts receivable, net ............   $ 2,556,696
                                        ===========

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation to employees under SFAS 123 (r). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

NEW ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business
Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement  of  Financial   Accounting   Standard  (SFAS)  No.  157,  Fair  Value

Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

3         DEPOSITS

In 2005, the Company deposited $90,000 to satisfy a regulatory requirement should the Company decide to close the Lowell location. The funds were invested in marketable securities and has accumulated an unrealized gain of $10,181. With the unrealized gain on this investment, the account balance as of December 31, 2007 is $100,181.

Other deposits in the amount of $18,975 include security deposits on property leases, deposits on bid bonds, and deposits for our hazardous waste transporter permits.

4        GOODWILL AND INTANGIBLE ASSETS

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

On May 10, 2003, GS CleanTech purchased Enviro-Safe Corporation (NE) and Enviro-Safe Corporation. The excess purchase price over the fair value of the net assets acquired was $5.4 million which was recorded as Goodwill. During the years ended December 31, 2004 and 2005, the Company recognized impairment of Goodwill in the amount of $1.4 million and $0.5 million respectively. In May of 2005, GS CleanTech acquired the assets of North Country Environmental Services. The assets were consolidated into the Enviro-Safe Corporation division. The excess purchase price over the fair value of the net assets acquired was $0.5 million which was recorded as Goodwill. On March 19, 2007, GS CleanTech transferred its investment in Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to GS EnviroServices, a subsidiary of GS CleanTech formed for the purpose of entering into a reverse merger with a public shell. As a result of the transaction, the remaining fair value of Goodwill of $4.0 million was transferred to GS EnviroServices. In April of 2007, the Company acquired certain assets of the Remedial Construction Group of Vertex Environmental Services. The excess purchase price over the fair value of the net assets acquired was $0.4 million which was recorded as Goodwill. The assets were consolidated into the Enviro-Safe Corporation division. For the year end December 31, 2007, the Company retained a third party to test for impairment of the Company's Goodwill. Based on the discounted future earnings method utilized, the implied fair value of Goodwill exceeds the reported value. Therefore, as of December 31, 2007, the Company did not record impairment to Goodwill.

Intangible assets at December 31, 2007 include the following:

Permits .....................   $ 216,500
     Accumulated amortization     (49,090)
                                ---------
        Permits, net ........   $ 167,410
                                =========

Amortization of intangible assets was $10,917 and $10,917 for the twelve months ended December 31, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

          2008...............   $ 10,917
          2009...............     10,917
          2010...............     10,917
          2011...............     10,917
          2012...............     10,917
          Thereafter.........    112,825
                                 -------
          Total                 $167,410
                                ========

5   PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2007:

     Land and building ...........   $   675,000
     Furniture and fixtures ......        50,512
     Machinery & Equipment .......       207,831
     Vehicles ....................     1,033,001
     Computer Equipment ..........        66,478
     Leasehold Improvements ......       158,238
                                     -----------
                                       2,191,060
     Less accumulated depreciation      (747,768)
                                     -----------
 Net fixed assets ................   $ 1,443,292
                                     ===========

6          LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of December 31, 2007, the rate was 7.25%. The line is secured by all assets of the Company. The total amount due is payable upon demand on or before June 30, 2008. The Company also has a Master Letter of Credit Agreement whereby the Bank will secure funds for the Company for certain payment obligations. As of December 31, 2007, there was $747,341 drawn of the line of credit with a $178,097 Letter of Credit commitment. The total amount available on the line of credit as of December 31, 2007 was $74,562. The revolving credit loan agreement includes the following required financial covenants:

     o Total debt to capital funds ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 3 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     o Debt Service Coverage - at all times which the loan is available, the Company shall maintain a minimum global debt service coverage ratio of
          1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, minus non-recurring income, plus non-recurring expenses, minus cash taxes, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

As of December 31, 2007 the Company was in compliance with these covenants.

7   NOTE RECEIVABLE - AFFILIATE

In December 2007, the Company loaned to GreenShift Corporation $350,000. GreenShift is a shareholder of GS EnviroServices. Subsequent to the year ended December 31, 2007, GreenShift Corporation has repaid the loan in full.

8    NOTE PAYABLE - AFFILIATE

On May 11, 2007, the Board of Directors of GS CleanTech Corporation elected to make a capital contribution to the Company. As a result the $585,156 inter company loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital. GS CleanTech is a majority shareholder of GS EnviroServices.

On September 30, 2007, the Board of Directors of GreenShift Corporation elected to make a capital contribution to the Company. As a result the $513,580 inter-company loan balance and accrued interest of $62,817 due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital. GreenShift is a shareholder of GS EnviroServices.

9    VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.99%. These loans have maturity dates that range from August 2007 to June 2013. As of December 31, 2007, vehicle notes totaled $485,939 with $179,936 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of December 31, 2007:

Year                                                           Amount
-----------------------------------------------------------------------
2008                                                          $153,151
2009                                                           140,432
2010                                                           113,716
2011                                                            58,447
2012 and thereafter                                             20,193
                                                              --------
Total minimum payments due under current and
  long-term obligations                                       $485,939
                                                              ========

10       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                    2007          2006
                                                               -----------------------
   Cash paid during the year for the following:
Interest - Vehicles ........................................   $   45,847   $   42,028
Interest - Line of Credit ..................................       21,661         --
Income taxes ...............................................        8,512         --
                                                               ----------   ----------
              Total ........................................   $   76,020   $   42,028
                                                               ==========   ==========

Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
Contribution of capital from debt and
   accrued interest due to affiliate ....... ...............   $1,161,553   $     --
Acquisition of equipment and/or vehicles with long-term debt.     219,544       70,917
                                                               ----------   ----------
              Total ........................................   $1,381,097   $   70,917
                                                               ==========   ==========

11        RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

12        RELATED PARTY TRANSACTIONS

In December 2007, the Company loaned $350,000 to Carbonics Capital Corporation (f/k/a GreenShift Corporation). GreenShift was, at that time, a shareholder of GS EnviroServices. Subsequent to the year ended December 31, 2007, GreenShift has repaid this loan in full.

During the twelve months ended December 31, 2007, the Company had revenues of $32,419 with affiliates.

On September 30, 2007, the Board of Directors of GreenShift Corporation elected to make a capital contribution to the Company. As a result the $513,580 inter company loan balance and accrued interest of $62,817 due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

On May 11, 2007, the Board of Directors of GS CleanTech Corporation elected to make a capital contribution to the Company. As a result the $585,156 inter company loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

During the twelve months ended December 31, 2007, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company. There were no transactions with R. Green Management in 2006.

13        INCOME TAXES

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


The provision for (benefit from) income taxes as of December 31, 2007 and December 31, 2006 consisted of the following:

Current provision:                            2007         2006
                                              ----         ----
     Federal .........................   $  66,520    $ 144,406
     State ...........................       3,268        9,875
                                         ---------    ---------
     Total current provision .........   $  69,788    $ 154,281
                                         =========    =========

Deferred provision for tax:
     Federal .........................   $ (74,728)   $ (17,538)
     State ...........................        --           --
                                         ---------    ---------
     Total deferred provision for tax    $ (74,728)   $ (17,538)
                                         =========    =========

Total provision for (benefit from) tax   $  (4,940)   $ 136,743
                                         =========    =========

The deferred provision (benefit) for income taxes as of December 31, 2007 and December 31, 2006 consisted of the following:


Deferred tax assets:                                  2007        2006
                                                  --------    --------
     Deferred compensation ....................   $(31,011)   $   --
     Equipment and property ...................    (11,256)       --
     Allowance for doubtful accounts receivable    (48,636)    (54,145)
                                                  --------    --------
   Total deferred tax assets ..................   $(90,903)   $(54,145)
                                                  ========    ========
Deferred tax liabilities:
     Equipment and property ...................   $   --      $ 35,365
     Intangibles ..............................       --         1,242
                                                  --------    --------
        Total deferred tax liability ..........   $   --      $ 36,607
                                                  ========    ========

The Company's effective tax rate differs from the U.S. federal statutory income tax rate for the years ended December 31, 2007 and 2006, principally due to the following:

                                                       2007     2006
                                                   -------  --------
Tax provision (benefit) at federal statutory rate     34.0%    34.0%
State taxes, net of federal benefit .............      9.5%     9.5%
Non-deductible stock based compensation .........    (35.6)   (26.1)
Net Operating Loss Carry forward ................     (9.3)     --
Other permanent differences .....................     18.2      --
True-up adjustments to deferred tax assets ......     14.2      9.0
                                                    ------    -----
   Effective tax rate ...........................     31.0%    26.4%
                                                    ======     ====

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

14        ACQUISITIONS

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

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through December 2007 have been included in the Company's consolidated statement of operations. FAS 141, EITF 98-3 and APB 16 addresses financial accounting and reporting for business combinations. In accordance with these statements, the excess purchase price over the assets acquired has been recorded as goodwill. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit   $387,000
     Cash paid directly to seller ..............     43,000
     Closing costs .............................     17,842
                                                   --------
     Total purchase cost .......................   $447,842
                                                   ========

Allocation of purchase price:
     Tools and equipment .......................   $ 26,826
     Goodwill ..................................    421,016
                                                   --------
          Total assets acquired ................   $447,842
                                                   ========

15   COMMITMENTS AND CONTINGENCIES

The Company's corporate headquarters is located in Sandwich, Massachusetts. The Company leases properties in Sandwich, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in May of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. We lease office space in Milford, Massachusetts which houses our consulting and engineering group. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. In May of 2007, we added a new field service location in Smithfield, Rhode Island. The monthly lease payment for the Smithfield location is $2,600 per month and terminates in June 2008. We lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,999 per month. In December 2007, we entered into a ground lease agreement at Olson's Greenhouses in Raynham, Massachusetts. This location houses our equipment as part of our most recent agreement with Olson's Greenhouses for the management of a Class A Recycling Permit for the recycling of on-specification of oil and water. The monthly lease is $6,000 for the Raynham location and terminates in December 2010 with an option to continue yearly thereafter. We have one equipment operating lease with a monthly payment of $578 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

     Year                                 Operating Leases
     2008                                $        130,239
     2009                                         107,835
     2010                                          82,800
                                         ----------------
          Total minimum lease payments   $        320,874
                                         ================

MANAGEMENT AGREEMENT

On December 5, 2007, the company entered into a management agreement with Olson's Greenhouses, Inc. located in Raynham, MA. Olson's operates 225,000 square feet of greenhouses, 60 (sixty) acres of outdoor production and has a Class A Recycling Permit for the recycling of one million gallons per year of on-specification of oil and water. The Company has a ground lease at the Raynham location where it has located equipment used to process the oily wastes.

The Services to be provided by Enviro-Safe shall consist generally of:

     o Sales and marketing for specification used oil fuel for recycling at Olson's;
     o Management of delivery and receipt of specification used oil fuel at Olson's;

     o Management of the used oil receiving area at Olson's; o Delivery of specification used oil fuel from receiving area to Olson fuel storage tanks;
     o Transport and disposal of any waters and/or solids removed from specification used oils at licensed off-site disposal facilities; and
     o Project development and planning for additional future recycling activities.

Olson's retains full management and supervisory control over all activities at the Facility, including all activities of Enviro-Safe conducted at the Facility pursuant to this Agreement. Olson retain's all existing permits, approvals and authorizations related to the Facility and shall have the right to conduct such inspections and audits and to take such action that it may deem reasonably necessary to ensure that the Facility is being managed appropriately and in accordance with all such permits, approvals and authorizations and all applicable rules and regulations. It is understood and agreed by Olson and Enviro-Safe that this Agreement, and the business arrangement contemplated herein, shall not be construed or interpreted to, and shall not, constitute a transfer of Olson's permits to operate the Facility.

The Company recognizes revenue from clients disposing of oil and oil/water at the facility. Upon completion of processing the waste, the Company transfers the oil to Olson's Greenhouses who uses the oil to heat their greenhouses at the Raynham location.

This Agreement has an initial term of three (3) years and may be terminated by either party with a sixty (60) day written notification.

In consideration for this agreement, the Company has issued to MC Green, LLC 1,000,000 shares of GS EnviroServices, Inc. stock with a fair value of $100,000 which is included in other assets and is being amortized over the life of the agreement. The unamortized balance as of December 31, 2007 was $97,222. MC Green, LLC is a holding Company for land owned by Olson's Greenhouses.

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

The Company is investigating the matter. However, as of December 31, 2007, a liability has not been ascertained and the amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

The Company owns property in Lowell, Massachusetts, the location of our RCRA permitted TSDF facility. Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, the Company deposited $90,000 to satisfy a regulatory requirement for the closure of the Lowell location. The funds were invested in marketable securities and have accumulated an unrealized gain of $10,181. With the unrealized gain on this investment, the account balance as of December 31, 2007 is $100,181.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

GUARANTEE AGREEMENTS

On October 31, 2006 GreenShift Corporation (f/k/a GS CleanTech Corporation), which was at that time a majority shareholder of the Company, guaranteed the following obligations:

     o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Based Fund, LP;

     o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets including the assets of the Company. GS AgriFuels Corporation is a subsidiary of GS CleanTech. NextGen Acquisition, Inc. is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP and Stillwater Asset-Based Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to a credit facility with a bank which was executed on May 31, 2007.

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of GreenShift, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). The Credit Agreement will make funds available to GS COES (Yorkville
I) for the purpose of constructing and installing corn oil extraction systems that have been ordered by several ethanol manufacturers. The funds available will equal $10 million less the outstanding balance due at the time of borrowing from NextGen Fuels, Inc. to Stillwater Asset-Based Fund, LP. In connection with that transaction, GS EnviroServices guaranteed all of the liabilities of GreenShift and its affiliates to YAGI. However, pursuant to a Side Letter Agreement dated January 11, 2008, the GS EnviroServices guarantee was capped at $1,500,000 (See Note 18 (Subsequent Events) for complete details).

EMPLOYMENT AGREEMENTS

The Company is party to an employment agreement with James Green, which agreement calls for an annual base salary of $175,000, and reimbursement of expenses, use of a Company automobile, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of the Company. Mr. Green is the President and CEO of GS EnviroServices.

The Company is party to an employment agreement with Doris Christiani, which agreement calls for an annual base salary of $100,000, and reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of the Company. Ms. Christiani is the Chief Financial Officer of GS EnviroServices, Inc.

The Company is party to an employment agreement with Steven Powers, which agreement calls for an annual base salary of $115,000, use of a Company automobile, reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of the Company. Mr. Powers is the President of Enviro-Safe Corporation NE, a subsidiary of GS EnviroServices, Inc.

The Company is party to an employment agreement with Ross Hartman, which agreement calls for an annual base salary of $115,000, use of a Company automobile, reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of the Company. Mr. Powers is the President of Enviro-Safe Corporation, a subsidiary of GS EnviroServices, Inc.

16        STOCKHOLDERS EQUITY

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under SFAS 123(r). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 an additional 200,000 stock options were issued. In the fourth quarter 2007, 200,000 stock options were forfeited and 200,000 stock options were issued. There were no stock options issued in 2006. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted is $332,642. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility has been estimated based on volatilities of peer companies. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted average assumptions were used in the fair market value calculation:

 Expected volatility                                       143%
 Expected dividends                                          --
 Expected term                                          5 years
 Risk-Free interest rate                                  4.52%


A summary of option activity as of December 31, 2007 is presented below:

                                                                                        Weighted Average
                                                              Weighted Average     Remaining Contractual
                Options                            Shares       Exercise Price           Term (in years)
-----------------------------------------   --------------    ------------------------------------------
Outstanding at January 1, 2007 ..............          --        $        --                      --
   Granted ..................................   3,470,000        $      0.06                    4.25
   Exercised ................................          --        $        --                      --
   Forfeited or expired .....................     200,000        $      0.06                      --
                                             ------------------------------------------------------------
Outstanding at December 31, 2007.............   3,270,000        $      0.06                    4.25
                                             ------------------------------------------------------------
 Exercisable at December 31, 2007                      --        $       --                       --
                                             ============================================================


A summary of the status of the Company's non-vested shares as of December 31, 2007 and changes during the period then ended is presented below:

              Nonvested Shares                                Shares                      Weighted Average
                                                                                      Grant Date - Fair Value
---------------------------------------------     ------------------------------  ---------------------------
 Nonvested at January 1, 2007                                                --                            --
    Granted                                                           3,470,000                          0.10
    Vested                                                                   --                            --
    Forfeited                                                           200,000                            --
                                                  ------------------------------    --------------------------
 Nonvested at December 31, 2007                                       3,270,000                          0.10
                                                  ==============================    ==========================

There was $253,946 of unrecognized compensation cost related to the stock options granted as of December 31, 2007. Total compensation expense recognized related to non-vested stock during the period ended December 31, 2007 was $91,208. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period. There were no stock options issued in 2006.

COMMON STOCK ISSUED FOR REVERSE MERGER

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of the Company's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The Merger has been accounted for as a reorganization of entities under common control (See Acquisitions - Reverse Merger).

COMMON STOCK ISSUED FOR MANAGEMENT AGREEMENT

On December 5, 2007, the Company entered into an environmental services and management agreement with Olson's Greenhouses, Inc. located in Raynham, MA. In consideration for this agreement, the Company has issued to MC Green, LLC 1,000,000 shares of GS EnviroServices, Inc. stock with a fair value of $100,000. These shares are restricted and subject to the requirements of SEC Rule 144. MC Green, LLC is a holding Company for land owned by Olson's Greenhouses (see Commitments and Contingencies - Management Agreement).

17    SEGMENT INFORMATION

The Company has two reportable segments:

     o    Transportation  and Disposal Services - transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

Our transportation and disposal services are provided through several service centers where our fleet of trucks are dispatched to pick up customers' waste and then to deliver waste to a permitted facility. From the service centers, lab pack chemists are also dispatched to a customer location for the collection of chemical waste for disposal. This segment also provides effective management of household hazardous wastes as part our of Household Hazardous Waste collection programs.

Our Field Services division offers environmental contracting services including remediation construction, PCB management & disposal, petroleum equipment construction, tank cleaning and removal, and vacuum truck services. Our engineering group provides a variety of services including site assessment, soil and groundwater remediation, RCRA reporting, and LSP Services.

The Company markets these services through its sales staff. Each division's sales staff supports the other division leading to work in other service areas. Corporate expenses are not allocated to the Company's two operating segments and are presented herein as the "Corporate" division. Corporate general and
administrative   expenses  include  typical   corporate  items  such  as  legal,
accounting and other items of a general corporate nature. Other Corporate expenses include interest from the Line of Credit, income taxes, and stock based compensation.

Performance  of the  segments  is  evaluated  on several  factors,  of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, (gain) loss on disposal of assets, and other (income) expense. The following table presents information used by management by reported segment. Revenues from Transportation and Disposal Services and Field Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers and have been eliminated from the table presented below.


Twelve months ended:               Corporate       Transportation  Field Services       Total
                                                     & Disposal
                                   -----------------------------------------------------------
December 31, 2007
  Revenue .......................   $       --      $ 10,002,911   $  5,283,153   $ 15,286,064
  Cost of Sales .................           --         7,200,129      3,762,052     10,962,181
                                    ------------    ------------   ------------   ------------
     Gross Profit ...............           --         2,802,782      1,521,101      4,323,883

  SG&A Expense ..................      1,182,398       1,847,645      1,157,543      4,187,586
                                    ------------    ------------   ------------   ------------
     Net income (loss) operations     (1,182,398)        955,137        363,558        136,297

Depreciation and Amortization ...           --            73,068        211,200        284,268
                                    ------------    ------------   ------------   ------------
     Adjusted EBITDA ............   $ (1,182,398)   $  1,028,205   $    574,758   $    420,565
                                    ============    ============   ============   ============


December 31, 2006
  Revenue .......................   $       --      $ 10,229,276   $  3,690,563   $ 13,919,839
  Cost of Sales .................           --         7,418,908      2,847,007      10,265,91
                                    ------------    ------------   ------------   ------------
  Gross Profit ..................           --         2,810,368        843,556      3,653,924

  SG&A expense ..................      1,340,926       1,797,145        751,665      3,889,736
                                    ------------    ------------   ------------   ------------
 Net income (loss)operations ....     (1,340,926)      1,013,223         91,891       (235,812)

Depreciation and amortization ...           --            74,898        158,727        233,625
                                    ------------    ------------   ------------   ------------
     Adjusted EBITDA ............   $ (1,340,926)   $  1,088,121   $    250,618   $     (2,187)
                                    ============    ============   ============   ============

18   SUBSEQUENT EVENTS

COMMON STOCK ISSUED FOR SERVICES

In December 2007, the Company accrued $286,000 for stock based compensation for key employees and consulting services performed in 2007. The $286,000 is listed as a current liability on the balance sheet. On February 1, 2008, the Company issued 4,400,000 shares of common $0.065/share. These shares were registered on Form S-8 in February of 2008 in accordance with the Securities Act of 1933 of securities to be offered to employees pursuant to employee benefit plans.

RESIGNATION AND APPOINTMENT - CHAIRMAN OF THE BOARD

On January 31, 2008 Kevin Kreisler resigned from his position as a member of the Board of Directors of GS EnviroServices, Inc. and from his position as Chairman of the Board. On the same day, James F. Green accepted appointment to serve as Chairman of the Board.

GS CLEANTECH STOCK PURCHASE

On January 25, 2008, GS EnviroServices entered into a Stock Purchase Agreement with GS CleanTech Corporation, which owned 15 million shares of the common stock of GS EnviroServices, representing 53% of the outstanding shares. The Agreement provided that GS EnviroServices would repurchase 8,733,333 shares of GS EnviroServices common stock from GS CleanTech. In exchange, GS EnviroServices issued a $2,000,000 convertible debenture to YA Global Investments, LP ("YAGI"), and YAGI cancelled $2,000,000 of indebtedness owed to it by GS CleanTech.

The Stock Purchase Agreement, combined with a letter agreement between GS EnviroServices and YAGI, further provides that if GS EnviroServices pays $1,000,000 to YAGI on or before May 1, 2008, then the remaining 6,266,667 shares of GS EnviroServices owned by GS CleanTech will be transferred to GS EnviroServices.

As part of these transactions, GS CleanTech granted a proxy to the board of directors of GS EnviroServices authorizing the board to vote the shares of GS EnviroServices now in the name of GS CleanTech. The proxy with respect to the 8,733,333 shares exchanged for $2,000,000 terminates in the event of a default by GS EnviroServices of its loan obligations to YAGI. The proxy with respect to the 6,266,667 shares will terminate on May 1, 2008.

Convertible Debenture

The Secured Convertible Debenture that GS EnviroServices issued to YAGI bears interest at 10% per annum, payable monthly. Principal payments will be due as follows:

     o    $1,000,000 due on February 11, 2008;

     o $27,777.77 due on March 10, 2008 and on the first business day of every month thereafter (although YAGI may defer any such monthly payment to the Maturity Date);

     o    the balance due on February 11, 2009 (the "Maturity Date").

The Debenture provides that GS EnviroServices will be entitled to redeem the Debenture at any time when the closing bid price for its common stock is less than $.05 and no event of default has occurred. However, the Letter Agreement described under "Guarantees" below provides that GS EnviroServices may redeem the Debenture in full on or before May 10, 2008 if it makes the $1,000,000 payment for the 6,266,667 shares purchased from GS CleanTech under the Stock Purchase Agreement described above.

YAGI may convert the accrued interest and principal into GS EnviroServices common stock at a conversion rate equal to the lesser of $.05 or 80% of the lowest closing bid price for the 30 trading days preceding conversion. However, at no time may YAGI beneficially own more than 4.99% of the outstanding shares of GS EnviroServices common stock. The conversion feature on this debenture due to YAGI is variable based on trailing market prices and contains an embedded derivative. On February 11, 2008, the Company paid the $1,000,000 principal payment and redeemed 4,366,667 shares. A note discount of $1,125,000 and a derivative liability of $1,125,000 were recorded at the assumption date.

Guarantees

On January 25, 2008, in connection with the transactions described above, GS CleanTech completed a financing that resulted in GS EnviroServices becoming the guarantor of up to $1,500,000 in debts owed by several of its affiliates, pursuant to a Global Guaranty Agreement dated January 11, 2008. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. The Global Guaranty Agreement was modified by a letter agreement between YAGI and GS EnviroServices dated January 11, 2008. The Letter Agreement provides that the liability of GS EnviroServices under the Global Guaranty Agreement will be limited to $1.5 million plus any costs of collection. In addition, the potential liability will be further reduced by the amount of any proceeds realized by YAGI from the sale of shares pledged by GS CleanTech pursuant to the Amended Forbearance Agreement described below. The Letter Agreement also provides that:

     o if GS EnviroServices pays YAGI $1,000,000 on or before May 10, 2008, the 6,266,666 shares identified below as "GS Pledged Shares Pool 1" will be released from the pledge;

     o if GS EnviroServices satisfies the $1,000,000 payment obligation under its Debenture due on February 11, 2008, one-half of the 8,733,333 shares identified below as "GS Pledged Shares Pool 2" will be released from the pledge; and

     o when the Debenture issued by GS EnviroServices to YAGI is satisfied, all of the shares in GS Pledged Shares Pool 2 will be released from the pledge.

If, therefore, GS EnviroServices pays $3 million (plus interest on the Debenture) on or before May 10, 2008, then it will be relieved of its guaranty obligations. If it does not make that payment, then its total potential liability to YAGI will consist of its obligations under the $2 million Debenture and its guaranty of up to $1.5 million of its affiliates' debts.

On February 11, 2008, GS EnviroServices paid the $1,000,000 principal payment due on February 11, 2008.

Stock Issuance

To induce YAGI's entry into the Letter Agreement and other transactions recited in this Report, GS EnviroServices issued two million shares of its common stock to YAGI. This stock was issued on January 17, 2008 at $0.07/share. The Company recorded a $140,000 expense in January of 2008 for this stock issuance.

CONVERTIBLE DEBENTURES

On February 11, 2008, the Company accepted $800,000 from key employees and investors. The proceeds were used to complete the $1,000,000 due to YAGI on February 11, 2008. The remaining $200,000 was drawn from the Company's Line of Credit. James F. Green, President and CEO contributed a total of $400,000. Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.45/share.


On February 11, 2008, GS EnviroServices accepted loans from the following individuals:


          $200,000     James F. Green, President and CEO

          $100,000     Doris Christiani, Chief Financial Officer

          $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

          $100,000     Ross Hartman, President, Enviro-Safe Corporation

          $100,000     Private investor


In consideration for the above loans, the Company issued each party a Convertible Debenture for the face value on February 11, 2008. The conversion price on the Debentures is the lesser of $0.06 or eighty percent (80%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date. The Debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $870,000 note discount and $870,000 derivative liability in aggregate were recorded at the assumption date.

In a side letter agreement, the Company has agreed to the following:

     1. In the event the Company prepays the Convertible Debentures, there will be a 20% pre-payment penalty.

     2. In the event the Company receives additional financing greater than $1,000,000 within 60 days of the date of the Convertible Debenture, all parties agree to convert at the conversion rate defined in the Convertible Debenture.

     3. In the event of conversion, the Company will pay the equivalent interest as if there was no conversion for a period of two years.

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018. In accordance with APB 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," $44,484, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of December 31, 2006. The Company's disclosure controls and procedures are designed
(i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 in alerting management on a timely basis to information required to be included in the Company's submissions and filings under the Act.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company's published financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and the receipts and expenditures are being made only in accordance with authorization of our management;

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                   Age      Position
--------------------------------------------------------------------------------
James Green            54  Chief Executive Officer, Member of Board of Directors
Doris Christiani       48  Chief Financial Officer

James Green has been President of Enviro-Safe Corporation since 2003. Mr. Green also was GS CleanTech's President and Chief Executive Officer from February 2005 until September 2005. From 2003 until February 2005 Mr. Green was the Chief Operations Officer for GS CleanTech. Until it was acquired by GS CleanTech Corporation in 2003, Mr. Green was the vice president and an owner of the environmental services division of R.M. Jones & Co., Inc. ("Jones"). Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, and as Vice President for Laidlaw, Inc., where he was responsible for what is now the chemical services division of Clean Harbors, with 24 operations in North America, over 1500 employees and $200 million in revenue. He has also served as president of North East Solvents, where he grew a $40 million company from sales of $4 million within four years before being acquired by Laidlaw, Inc. Mr. Green holds undergraduate and advanced degrees in biochemistry and medicinal chemistry and has participated in executive MBA programs. On January 31, 2008, Mr. Green accepted the position to serve as the Company's Chairman of the Board.

Doris Christiani, GS EnviroServices's Chief Financial Officer, has worked in the environmental industry for 15 years. From 1992 to 2003, Ms. Christiani was the Controller of Enviro-Safe Corporation, a subsidiary of GS EnviroServices. From December 2003 until March 2007, Ms. Christiani was employed as Controller of GS CleanTech Corporation. On March 19, 2007, GS CleanTech Corporation sold GS EnviroServices Inc. to TDS (Telemedicine) Inc. and Subsidiary. On that day, Kevin Kreisler resigned from his position as the Company's Chief Financial Officer and Doris Christiani was appointed to serve as Chief Financial Officer. Ms. Christiani has a bachelor's degree, an undergraduate degree in accounting, and is entering into an Executive MBA program at Suffolk University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2007, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, has the power on behalf of our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable.

AUDIT COMMITTEE; COMPENSATION COMMITTEE; NOMINATING COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the fact that there is only one director. The Board of Directors also does not have an audit committee financial expert, for the same reason.

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GS EnviroServices, Inc., 14B Jan Sebastian Drive, Sandwich, MA 02563.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation, whether from GS EnviroServices or its subsidiaries, awarded to, earned by, or paid to James Green, who was Chief Executive Officer of GS EnviroServices from March 19, 2007 to date and Chief Executive Officer of Enviro-Safe throughout the past three years, Kevin Kreisler, who was Chief Executive Officer of GS EnviroServices until March 19, 2007, and Doris Christiani, our Chief Financial Officer. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

                                                                  Stock         Option            Other
             James Green       Year     Salary      Bonus        Awards         Awards        Compensation
         -------------------- ------- ----------- ----------- -------------- ------------- ---------------
                               2007    $175,000       --        $130,000          --               --
                               2006    $151,375       --           --             --               --
                               2005    $156,923       --           --             --               --

                                                                  Stock         Option            Other
           Kevin Kreisler      Year     Salary      Bonus        Awards         Awards        Compensation
         -------------------- ------- ----------- ----------- -------------- ------------- ---------------
                               2007       --          --           --             --               --
                               2006       --          --           --             --               --
                               2005    103,462        --           --             --               --

                                                                 Stock         Option             Other
          Doris Christiani    Year     Salary       Bonus        Awards        Awards         Compensation
         -------------------- ------ ------------ ----------- ------------- -------------- ---------------
                               2007    $100,000        --        $65,000        $22,484             --
                               2006       --           --           --            --                --
                               2005       --           --           --            --                --

EQUITY AWARDS

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2007 and those options held by the officers on December 31, 2007.

                                                     Option Grants in the Last Fiscal Year
                                                                                             Potential realizable
                                Number of      Percent of total                                value at assumed
                               securities       options granted    Exercise                    annual rates of
                               underlying       to employees in      Price                     appreciation for
                             option granted       fiscal year      ($/share)   Expiration        option term
  ------------------------- ------------------ ------------------ ------------ ------------ ----------- -----------
                                                                                                5%         10%
  ------------------------- ------------------ ------------------ ------------ ------------ ----------- -----------
  Doris Christiani               220,000             6.3%            $0.06      3/31/2012    $23,608     $24,732

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2007 and held by the officers unvested at December 31, 2006.

                                      Unvested Stock Awards in the Last Fiscal Year
                            Number of Shares That                        Market Value of Shares That
                               Have Not Vested                                 Have Not Vested
------------------ ----------------------------------------- --------------------------------------
      None                            --                                              --

COMPENSATION OF DIRECTORS

James F. Green, the sole member of the Board of Directors, is compensated for his services as noted above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2007:

                                                                                          Number of securities
                                                                                        remaining available for
                                 Number of securities to   Weighted average exercise     issuance under equity
                                 be issued upon exercise      price of outstanding        compensation plans
                                 of outstanding options,     options, warrants and       (excluding securities
                                 warrants and rights (a)             rights             reflected in column (a)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   --                         --                         --
approved by security holders

Equity compensation plans not           3,270,000                    $0.06                     1,600,000
approved by security holders

Total                                   3,270,000                    $0.06                     1,600,000

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock owned by each person who, as of the Record Date, owned beneficially more than 5% of the outstanding common stock, as well as the ownership of such shares by the sole member of GS EnviroServices' Board of Directors and the shares beneficially owned by its officers and directors as a group.

Name and Address                      Amount and Nature of               Percentage
of Beneficial Owner                Beneficial Ownership(1)                 of Class
-------------------               -----------------------                ---------
James F. Green                               22,968,540(2)                   70.5%
14B Jan Sebastian Drive
Sandwich, MA 02563

All officers and directors as                23,968,540(2)                   73.6%
a group (2 persons)

GreenShift Corporation                       10,633,333(2)                   32.6%
One Penn Plaza, Suite 1612
New York, NY 10119

YA Global Investments, LP                     2,000,000                       6.1%
101 Hudson Street, Suite 3700
Jersey City, NJ 07303
------------------------------

     (1)  Ownership is of record and beneficial unless otherwise noted.

     (2) Includes 10,633,333 shares owned of record by GreenShift Corporation. GreenShift Corporation has given a proxy to the Board of Directors of GS EnviroServices, Inc. to vote the shares in GreenShift's name at any meeting of shareholders or by written consent. James F. Green is the sole member of the Board of Directors of GS EnviroServices, Inc.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of the Company's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control (see Acquisitions).

                                     PART IV
ITEM 13.    EXHIBITS

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2007:

Exhibit Number

Description

3.1  Certificate  of  Incorporation  - filed as an  Appendix  to the  Definitive
     Information   Statement  on  Schedule  14C  filed  on  May  9,  2007,   and
     incorporated herein by reference.

3.2 Bylaws - filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2007, and incorporated herein by reference.

10-a Secured  Convertible   Debenture  dated  January  11,  2008  issued  by  GS
     EnviroServices, Inc. to YA Global Investments, LP. (1)

10-b Global Guaranty  Agreement dated January 11, 2008 among GS  EnviroServices,
     Inc., Viridis Capital LLC, Kevin Kreisler, GreenShift Corporation, GS AgriFuels Corporation, GS CleanTech Corporation, each of their subsidiaries, and YA Global Investments, LP.(1)

10-c Letter Agreement dated January 11, 2008 between GS EnviroServices, Inc. and
     YA Global Investments, LP. (1)

10-d Amended and Restated Forbearance Agreement dated as of January 11, 2008 among GS CleanTech Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP. (1)

10-e Form of Convertible Debenture issued on February 11, 2008.(2)

10-f Form of letter agreement dated February 11, 2008 between GS EnviroServices and the purchasers of the Convertible Debentures. (1)

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

--------------------------------

     (1) Filed as an exhibit to the Current Report on Form 8-K filed on February 1, 2008, and incorporated herein by reference.

     (2) Filed as an exhibit to the Current Report on Form 8-K filed on March 11, 2008, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices's independent auditors, Rosenburg, Rich, Baker Berman and Company for the years ended December 31, 2007 and 2006 are as follows:

                        2007      2006
                     -----------------
Audit fees .......   $55,000   $70,000
Audit-related fees    15,000    15,000
Tax fees .........     5,000     5,000
Other fees .......      --        --
                     -------   -------
       Total fees    $75,000   $90,000
                     =======   =======

Audit fees consist of fees related to GS EnviroServices's year end financial statements and review of GS EnviroServices quarterly reports on Form 10QSB. Tax fees consist of fees related to analysis of GS EnviroServices and preparation of GS EnviroServices' United States federal, state, and local tax returns in 2007.

It is the policy of GS EnviroServices's board of directors to approve all engagements of GS EnviroServices's independent auditors to render audit or non-audit services prior to the initiation of such services.

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

GS EnviroServices, Inc.

By:           /S/       JAMES F. GREEN
              ------------------------
                        JAMES F. GREEN
                        President, Chief Executive Officer

By:           /S/       DORIS CHRISTIANI
              --------------------------
                        DORIS CHRISTIANI
                        Chief Financial Officer


Date:                   March 14, 2008

In accordance with the Exchange Act, this report has been signed below on March 11, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.


/S/           JAMES F. GREEN
----------------------------
              JAMES F. GREEN
              Chief Executive Officer, Director

/S/           DORIS CHRISTIANI
------------------------------
              DORIS CHRISTIANI
              Chief Financial Officer,
              Chief Accounting Officer