Form 10-Q
period 2008-03-31
GS ENVIROSERVICES, INC.
filed 2008-05-20
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer           Accelerated filer
                       ----                                ----
Non-accelerated filer             Small reporting company    X
                       ----                                ----

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__No X

The  number  of  outstanding  shares  of  common  stock  as of May 20,  2008 was
32,573,594



                             GS ENVIROSERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balances - March 31, 2008 (unaudited) and December 31, 2007.......................4
                  Consolidated Statements of Operations - for the Three Months
                    Ended March 31, 2008 (unaudited) and 2007 (unaudited)........................................5
                  Consolidated Statements of Cash Flows - for the Three Months Ended
                    March 31, 2008 (unaudited) and 2007 (unaudited)..............................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................19
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................24
Item 4.           Controls and Procedures.......................................................................24



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................25
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................25
Item 3.           Defaults Upon Senior Securities...............................................................25
Item 4.           Submission of Matters to a Vote of Security Holders...........................................25
Item 5.           Other Information ............................................................................25
Item 6.           Exhibits .....................................................................................26

Signatures                                                                                                      26


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR MARCH 31, 2008)



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS:                                                                   3/31/08        12/31/07
                                                                      ---------------------------
Current assets:
   Prepaid expenses and other current assets ......................   $    80,089    $    54,332
   Loan due from affiliate ........................................          --          351,480
   Deferred taxes .................................................          --           31,011
   Assets to be disposed of, current ..............................     9,319,360      9,110,402
                                                                      -----------    -----------
       Total current assets .......................................     9,399,449      9,547,225

TOTAL ASSETS ......................................................   $ 9,399,449    $ 9,547,225
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Line of credit .................................................       717,341        747,341
   Stock based compensation .......................................          --          286,000
   Accounts payable ...............................................       116,415         46,032
   Accrued expenses ...............................................         3,726         60,917
   Interest payable - related party ...............................         4,883           --
   Convertible debenture, net of discount of $895,583 .............        76,639           --
   Derivative liability ...........................................       996,528           --
   Liabilities to be disposed of, current .........................     2,810,388      2,657,020
                                                                      -----------    -----------
       Total current liabilities ..................................     4,725,920      3,797,310
                                                                      -----------    -----------

Long Term Debt, net of current
   Convertible debentures - related party, net of discount $465,374        34,626           --
   Convertible debenture, net of discount of $93,074 ..............         6,926           --
   Derivative liability ...........................................       615,000           --
                                                                      -----------    -----------
       Total long term liabilities ................................       656,552           --
                                                                      -----------    -----------

       Total liabilities: .........................................     5,382,472      3,797,310
                                                                      -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   32,573,594 shares issued and 28,206,928 outstanding ............        32,574         26,185
   -- shares issued and outstanding ...............................          --             --
   Treasury stock, 4,333,667 shares at cost .......................      (305,666)          --
   Additional paid-in capital .....................................     7,025,590      6,641,791
   Retained deficit ...............................................    (2,735,521)      (918,061)
                                                                      -----------    -----------
   Total stockholders' equity .....................................     4,016,977      5,749,915
                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 9,399,449    $ 9,547,225
                                                                      ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                                       4


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
                                                             3/31/08         3/31/07
                                                        ----------------------------
Revenues ............................................   $       --      $       --
   Cost of revenues .................................           --              --
                                                        ------------    ------------
   Gross profit .....................................           --              --
                                                        ------------    ------------

Operating expenses:
   Stock based compensation .........................         25,370           4,984
   General and administrative expenses ..............        351,699         159,419
                                                        ------------    ------------
Total operating expenses ............................        377,069         164,403
                                                        ------------    ------------

Operating loss ......................................       (377,069)       (164,403)
                                                        ------------    ------------

Other income (expense):
   Change in fair value of derivative instruments ...      1,308,472            --
   Amortization of debt discount ....................     (1,510,453)           --
   Interest expense - affiliate .....................           --           (10,005)
   Interest expense - related party .................         (6,133)           --
   Cost of reduction for guarantee ..................     (1,388,667)           --
   Interest expense .................................        (46,810)           --
                                                        ------------    ------------
     Total other income (expense), net ..............     (1,643,591)        (10,005)
                                                        ------------    ------------

Loss before provision for income taxes ..............     (2,020,660)       (174,408)

Provision for income taxes ..........................         49,093          37,972
                                                        ------------    ------------

Net loss from continuing operations .................   $ (2,069,753)   $   (212,380)
                                                        ============    ============

Discontinued Operations:

Income from discontinued operations, net of tax of $0        252,293         268,201
                                                        ------------    ------------
                   Total discontinued operations ....        252,293         268,201
                                                        ============    ============

Net loss (income) ...................................   $ (1,817,460)   $     55,821
                                                        ============    ============


Earnings (loss) per share


Basic

Loss from continuing operations .....................   $      (0.06)   $      (0.01)
Income (loss) from discontinued operations ..........           0.01            0.01
                                                        ------------    ------------
Net loss per share - basic ..........................   $      (0.05)   $      (0.00)
                                                        ============    ============

Diluted

Loss from continuing operations .....................   $      (0.06)   $      (0.01)
Income (loss) from discontinued operations ..........           0.01            0.01
                                                        ------------    ------------
Net loss per share - diluted ........................   $      (0.05)   $      (0.00)
                                                        ============    ============


Weighted average shares of common stock outstanding
Basic ...............................................     32,112,224      21,124,726
Diluted .............................................     32,112,224      23,124,726

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.




                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)
                         AND MARCH 31, 2007 (UNAUDITED)

                                                                3/31/08         3/31/07
                                                           ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ....................   $(2,069,753)   $  (212,380)

Adjustments to reconcile net loss (income) to net cash used in (provided by) operating activities:

   Stock based consulting fee ..........................       140,000           --
   Cost of reduction for guarantee .....................     1,388,667           --
   Deferred taxes ......................................        31,011           --
   Stock based compensation ............................        25,370          4,984
   Change in fair value of derivative instruments ......    (1,308,472)          --
   Amortization of debt discount .......................     1,510,453           --
Changes in assets and liabilities
   Accounts payable ....................................        71,862        (41,468)
   Accrued expenses ....................................       (57,191)        13,267
   Prepaid expenses ....................................       (25,756)       (24,713)
   Interest payable - affiliate ........................          --          (11,214)
   Interest payable - related party ....................         4,883           --
                                                           -----------    -----------
     Net cash flows from continuing operations .........      (288,926)      (271,524)
     Net cash flows from discontinued operations .......       196,703        268,172
                                                           -----------    -----------
     Net cash flows from operations ....................       (92,223)        (3,352)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Note receivable - affiliate .........................       350,000           --
                                                           -----------    -----------
       Net cash used in investing activities ...........       350,000           --
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ........................       520,000           --
   Repayment of line of credit .........................      (550,000)          --
   Repayment of convertible debenture ..................    (1,027,777)          --
   Proceeds from convertible debentures - related party        700,000           --
   Proceeds from convertible debenture .................       100,000           --
                                                           -----------    -----------
     Net cash provided by (used in) financing activities      (257,777)          --
                                                           -----------    -----------
Decrease in cash .......................................          --           (3,352)

Cash at beginning of period ............................          --           85,019
                                                           -----------    -----------
Cash at end of period ..................................   $      --      $    81,667
                                                           ===========    ===========

           The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 31, 2008, the Company entered into an Asset and Stock Purchase Agreement ("Purchase Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). The Purchase Agreement provides that after satisfaction of certain specified conditions, the Company will sell substantially all of its assets to Triumvirate. Specifically, the assets to be sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). At the same time Triumvirate will assume responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts. As a result of the Purchase Agreement, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GS   EnviroServices   Inc.  owns  the  following  two  operating   subsidiaries:
Enviro-Safe Corporation and Enviro-Safe Corporation (NE) herein after known as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o    Environmental  Services  -  transportation,   distribution,  recycling  and
     disposal services specific to the materials and processes of our clients for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of March 31, 2008 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company provides environmental services that involve the recycling of oily wastes. Revenue for disposal of the waste is recognized when the waste is received at the location for processing. Revenues for the disposal oily waste is recognized when the Company has received the waste due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received. Once the oily waste is recycled, revenue is recognized from the sale of the recycled oil at the time of delivery.

The Company also provides environmental services and process engineering services on fixed priced contracts. These services are generally provided over a short period of less than three months. Revenue from fixed priced contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their estimated useful lives. Gains and losses on depreciable assets retired or sold are recognized in the consolidated income statement in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of all stock options, warrants and conversion of debentures. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for continuing operations for the three months ended March 31, 2008 consisted of the following:

                                                           3 Months Ended                  3 Months Ended
                                                           March 31, 2008                  March 31, 2007
                                                        Basic          Dilutive         Basic         Dilutive
                                                   ----------------- -------------- --------------- -------------
Weighted average number of shares outstanding        32,112,224      32,112,224       21,124,726   21,124,726
Common stock equivalent shares ...............             --             --               --       2,050,000
                                                     ----------      ----------       ----------   ----------
  Total weighted average and equivalent shares       32,112,224      32,112,224       21,124,726   23,174,726
                                                     ==========      ==========       ==========   ==========

3         DISCONTINUED OPERATIONS

On March 31, 2008, the Company entered into an Asset and Stock Purchase Agreement ("Purchase Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). The Purchase Agreement provides that after satisfaction of certain specified conditions, the Company will sell substantially all of its assets to Triumvirate. Specifically, the assets to be sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). At the same time Triumvirate will assume responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts.

The conditions include:

o Satisfactory review of disclosure schedules and completion of due diligence by Triumvirate.

o That YA Global Investments grants an extension of the May 10, 2008 deadline set forth in its letter agreement with the Company, which provides that if the Company redeems 6,266,667 of its outstanding shares by payment of $1,000,000 to YA Global Investments on or before May 10, 2008 and repays in full the debenture held by YA Global Investments by such date, then the Company's $1.5 million limited guaranty of certain third party indebtedness to YA Global Investments will be cancelled without further payment. The Company has obtained such an extension on the condition that the Company pays $200,000 to YA Global Investments to repurchase 2,000,000 shares of GSEN common stock.

o That the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date shall be no less than $500,000.

o That James F. Green, Chairman of the Company, enter into a four-year employment and non-competition agreement with Triumvirate providing for annual compensation of $200,000.

Principal Terms of the Transaction and Purchase Agreement

The purchase price for the assets will be $5,000,000, to be paid in cash on the closing date. In addition, approximately 120 days after the closing, Triumvirate will pay the Company an amount equal to the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date. The purchase price will be applied first to the following purposes: to satisfy the Company's liabilities to YA Global Investments, to satisfy the Company's liabilities to TD Banknorth and to the holders of its outstanding debentures, and to satisfy all tax liabilities. The Company will also pay $200,000 to YA Global Investments to redeem 2,000,000 shares and to secure its consent to an extension of the deadline for prepayment of the Company's obligations to YA Global Investments. The net amount of the purchase price will be paid to the Company directly.

In connection with the signing of the Purchase Agreement, James F. Green, the Company's President, agreed with the Company to rescind the transaction in February 2008 in which the Company sold 4,366,667 shares of its common stock to Mr. Green for $200,000. In addition, the satisfaction of the Company's debt to YA Global Investments will result in the cancellation of 10,633,333 shares of the Company's common stock, and the payment to YA Global Investments of an additional $200,000 will result in the cancellation of an additional 2,000,000 shares. The result of these transactions will be to reduce the number of outstanding shares to 15,573,578.

Management estimates that the amount paid by Triumvirate to the Company (including the net working capital adjustment) will be approximately $1,500,000, after payment of the indebtedness, taxes and other obligations described above. Management also estimates that the Company will have approximately $150,000 in liabilities remaining after the closing, which may increase or decrease depending on the results of operations prior to the closing date.

Management intends to declare a dividend to the shareholders from the proceeds of the sale. No assurance can be given, however, as to the amount or timing of the dividend.

Management intends to retain approximately $250,000 from the sale proceeds to pay tax liabilities relating to the sale and to serve as working capital while management develops and implements a new business plan for the Company. At this time, the nature of the new business has not been determined.

For a period of three years following the closing date, the Company and Enviro-Safe agree (i) not to solicit any of the officers, directors, executives or employees of either Enviro-Safe or Enviro-Safe (NE) for employment, (ii) not to solicit the customers of Enviro-Safe (NE) or interfere with the business relationship between Triumvirate and Enviro-Safe (NE) and (iii) not to engage in any business which is competitive with Triumvirate and its affiliates in New York or New England. Enviro-Safe also agreed to change its name to a name which does not contain "Enviro-Safe."

The Company agreed to file all federal and state income and excise tax returns due for the Company, Enviro-Safe and Enviro-Safe (NE) for the calendar year ended December 31, 2007, and pay all taxes shown as due thereon, as well as to satisfy all subsequent tax obligations.

The Purchase Agreement may be terminated prior to the closing date by mutual consent of all parties to the agreement or by court order. In addition either the Company or Triumvirate may terminate the Purchase Agreement if the other party (i) does not fulfill the conditions to closing set forth in the Purchase Agreement, (ii) is in default or breach of the Purchase Agreement and the default or breach is not cured within ten days after notice or (iii) provided any representation and warranty which is false or misleading. Either party may also terminate the Agreement if the closing does not occur by July 31, 2008.

As a result of the Purchase Agreement, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations.

The components of operations to be disposed of are as follows:
                                                             2008           2007
                                                      --------------------------
Net revenues ......................................   $ 3,858,445    $ 3,220,009
Cost of revenues ..................................     2,833,283      2,263,836
                                                      -----------    -----------
           Gross profit ...........................     1,025,162        956,173

Selling, general and administrative expense .......       757,164        677,626
                                                      -----------    -----------
           Income from operations .................       267,998        278,547
                                                      -----------    -----------

Loss on equipment disposal ........................        (5,682)          (600)
Interest expense ..................................       (10,023)        (9,746)
                                                      -----------    -----------
           Total other income and expense .........       (15,705)       (10,346)
                                                      -----------    -----------

           Income before provision for income taxes       252,293        268,201
Total provision for tax ...........................          --             --
                                                      -----------    -----------
           Total income - discontinued operations .   $   252,293    $   268,201
                                                      ===========    ===========

The results presented above for 2008 and 2007 include the operating activity for the discontinued operations for the three months ended March 31, 2008 and 2007. Assets and liabilities of the discontinued businesses were reported as assets and liabilities to be disposed of at March 31, 2008.

Assets and liabilities of operations to be disposed of as of March 31, 2008 are as follows:

     Cash ............................................   $   24,757
     Accounts receivable, net ........................    2,868,196
     Other assets ....................................    4,851,864
     Net fixed assets ................................    1,574,543
                                                         ----------

          Total assets of discontinued operations ....   $9,319,360
                                                         ==========

     Accounts payable ................................   $1,749,307
     Accrued Expenses ................................      421,525
     Long Term Debt ..................................      639,556
                                                         ----------

          Total liabilities of discontinued operations    2,810,388
                                                         ==========

Net assets of discontinued operations ................   $6,508,972
                                                         ==========

The following pro forma data presented reflects revenue, income from continuing operations, net income and income per share for the current interim periods and the corresponding interim period of the preceding fiscal year as though the transaction occurred at the beginning of the periods:

                                       3/31/08        3/31/07
                                  ---------------------------
Revenue .......................   $      --      $      --
Loss from continuing operations    (2,069,753)      (212,380)
                                  -----------    -----------

Net loss ......................   $(2,069,753)   $  (212,380)
                                  ===========    ===========


Income Per Share ..............   $      0.00    $      0.00

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

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 and October 31, 2007 an additional 200,000 and 200,000 stock options were issued respectively. A total of 200,000 options were forfeited in 2007. During the first quarer 2008, an additional 200,000 options were forfeited. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted is $301,502. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility has been estimated based on volatilities of peer companies. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted average assumptions were used in the fair market value calculation:

Expected volatility ...      143%
Expected dividends ....       --
Expected term .........   5 years
Risk-Free interest rate     4.51%



A summary of option activity as of March 31, 2008 is presented below:

                                                                                           Weighted Average
                                                               Weighted Average         Remaining Contractual
                Options                       Shares            Exercise Price              Term (in years)
----------------------------------------   --------------    ----------------------    --------------------------
Outstanding at January 1, 2008                 3,270,000                      0.06                          4.20
   Granted                                            --                        --                            --
   Exercised                                          --                        --                            --
   Forfeited or expired                          200,000                        --                            --
Outstanding at March 31, 2008                  3,070,000                      0.06                          3.47
                                           ==============    ----------------------    --------------------------
Exercisable at March 31, 2008                  1,013,100                        --                            --
                                           ==============    ======================    ==========================

A summary of the status of the Company's nonvested shares as of March 31, 2008 and changes during the period then ended is presented below:


              Nonvested Shares                                Shares                      Weighted Average
                                                                                      Grant Date - Fair Value
---------------------------------------------     ------------------------------      -------------------------
 Nonvested at January 1, 2008                                         3,270,000                               --
    Granted                                                                  --                               --
    Vested                                                            1,013,100                               --
    Forfeited                                                                --                               --
                                                  ------------------------------    -----------------------------
 Nonvested at March 31, 2008                                          2,056,900                             0.06
                                                  ==============================    =============================

There was $184,924 of unrecognized compensation cost related to the stock options granted as of March 31, 2008. Total compensation expense recognized related to nonvested stock during the period ended March 31, 2008 was $25,370. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period.

5        GOODWILL AND INTANGIBLE ASSETS

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

On May 10, 2003, GreenShift purchased Enviro-Safe Corporation (NE) and Enviro-Safe Corporation. The excess purchase price over the fair value of the net assets acquired was $5.4 million which was recorded as Goodwill. During the years ended December 31, 2004 and 2005, the Company recognized impairment of Goodwill in the amount of $1.4 million and $0.5 million respectively. In May of 2005, GreenShift acquired the assets of North Country Environmental Services. The assets were consolidated into the Enviro-Safe Corporation division. The excess purchase price over the fair value of the net assets acquired was $0.5 million which was recorded as Goodwill. On March 19, 2008, GreenShift transferred its investment in Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to GS EnviroServices, a subsidiary of GreenShift formed for the purpose of entering into a reverse merger with a public shell. As a result of the transaction, the remaining fair value of Goodwill of $4.0 million was transferred to GS EnviroServices.

On March 31, 2008, the Company entered into a Purchase Agreement with Triumvirate Environmental, Inc. The Purchase Agreement provides that after satisfaction of certain specified conditions, the Company will sell substantially all of its assets to Triumvirate. As a result of this agreement, goodwill in the amount of $4,431,319 has been included in assets to be disposed of on the balance sheet (see Note - 3 Discontinued Operations for complete details).

6         LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of March 31, 2008, the rate was 6.0%. The line is secured by all assets of the Company. The total amount due is payable upon demand on or before June 31, 2008. As of March 31, 2008 there was a balance of $717,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants:

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

As of March 31, 2008, the company was not in compliance with these covenants. The Company has received a waiver for the debt to capitals funds and debt service coverage covenants.

On March 31, 2008, the Company entered into the Purchase Agreement with Triumvirate. The Purchase Agreement provides that after satisfaction of certain specified conditions, the Company will sell substantially all of its assets to Triumvirate. As part of this agreement, proceeds from the transaction will be used to satisfy the Company's liability in full (see Note - 3 Discontinued Operations for complete details).

7        NOTE PAYABLE - AFFILIATE

On May 11, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result the $585,156 intercompany loan balance due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

On March 31, 2007,  the Board of Directors of  GreenShift  Corporation  voted to make a capital contribution to the Company. As a result the $576,397 intercompany loan balance and accrued interest due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital. GreenShift was a shareholder of GS EnviroServices.

8        CONVERTIBLE DEBENTURES

YA GLOBAL CONVERTIBLE DEBENTURE

On January 11, 2008, GS EnviroServices entered into a Stock Purchase Agreement with GreenShift Corporation, and a Securities Purchase Agreement with YA Global Investments, L.P. ("YAGI"). GreenShift owned 15 million shares of the common stock of GS EnviroServices, representing 53% of the total outstanding shares. In accordance to a forbearance agreement, YAGI took possession of the 15 million shares.

On January 11, 2008, the Company issued a $2.0 million dollar convertible debenture to YAGI and in exchange, YAGI limited the Company's liability under the Global Guarantee agreement to $1.5 million (see Guarantees), reduced the principal balance of the debentures due to YAGI from GreenShift by $2.0 million, and released 8,733,333 common shares of GS EnviroServices to the Company. The Company recorded the receipt of the 8,733,333 common shares as treasury stock, based on the cost method in the amount of $616,333. Additionally, the Company allocated $1,388,667 of the $2,000,000 debenture issued to the cost of reducing our guarantee on the GreenShift debt.

YAGI was issued 2.0 million shares of GS EnviroService's common stock as incentive to enter into this agreement. The convertible debenture issued provides that YAGI may convert the accrued interest and principal on the debenture into GS EnviroServices common stock at a conversion rate equal to the lesser of $.05 or 80% of the lowest closing bid price for the 30 trading days preceding conversion. However, at no time may YAGI beneficially own more than 4.99% of the outstanding shares of GS EnviroServices common stock. The conversion feature on this debenture due to YAGI is variable based on trailing market prices and contains an embedded derivative. $1.0 million of the principal was due on February 11, 2008. The remaining principal is payable in monthly installments of $27,777 with the final principal balance due on February 11, 2008. A note discount of $2,000,000 and a derivative liability of $2,050,000 were recorded at the assumption date. On February 11, 2008, the Company paid the $1,000,000 principal payment. Interest is accrued on the balance at 10% per annum and is due monthly. As of March 31, 2008 the balance due for the debenture due to YAGI was $972,222 and interest of $8,493 has been accrued.

GUARANTEES

In  connection  with the  Letter  Agreement,  the  Company  can redeem the final
6,266,667 shares of stock held by YAGI for $1.0 million on or before May 10, 2008. In exchange for the redemption of these shares, the Company's liability under the Global Guarantee agreement will be reduced to zero. On April 22, 2008, YAGI signed an amendment to the letter agreement. The amendment provides an extension to the due date to July 31, 2008 in connection with the purchase agreement the Company entered into with Triumvirate (see Note 3 - Discontinued Operations). To induce YAGI into entering into this amendment, the amount due for the 6,266,667 shares was increased to $1.2 million. As compensation and consideration for the YAGI to enter into this amendment, the Company paid a fee in the amount of five thousand dollars $5,000.

PROXY

As part of these transactions, GreenShift granted a proxy to the board of directors of GS EnviroServices authorizing the board to vote the shares of GS EnviroServices being held in forbearance account. The proxy along with shareholders owning the majority of the outstanding shares provided sufficient voting power for the Board of Directors to approve the transaction without other shareholder consents. The proxy with respect to the 8,733,333 shares exchanged for $2,000,000 terminates in the event of a default by GS EnviroServices of its loan obligations to YAGI. The proxy with respect to the 6,266,667 shares terminated on May 1, 2008.

OTHER CONVERTIBLE DEBENTURES

On February 11, 2008, the Company accepted $800,000 from key employees and investors. The proceeds were used to complete the $1,000,000 due to YAGI on February 11, 2008. The remaining $200,000 was drawn from the Company's Line of Credit.


On February 11, 2008, GS EnviroServices accepted loans from the following individuals:

          $400,000     James F. Green, President and CEO

          $100,000     Doris Christiani, Chief Financial Officer

          $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

          $100,000     Ross Hartman, President, Enviro-Safe Corporation

          $100,000     Private investor

On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667.


In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. As of March 31, 2008 the balance due for the debenture due to the key employees and investor totaled $41,552 net of discounts of $558,448, and interest of $5,744 has been accrued.


In a side letter agreement, the Company has agreed to the following:

o In the event the Company prepays the Convertible Debentures, there will be a 20% pre-payment penalty.

o In the event the Company receives additional financing greater than $1,000,000 within 60 days of the date of the Convertible Debenture, all parties agree to convert at the conversion rate defined in the Convertible Debenture.

o In the event of conversion, the Company will pay the equivalent interest as if there was no conversion for a period of two years.


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

9         EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 8 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. In addition, at the initial date of issuance, the Company recorded a debt discount of $2,600,000. As of March 31, 2008, the change in the fair value of the derivative resulted in an accounting gain of $1,308,472. Amortization of the debt discount of $1,190,453 and $320,000 for initial fair value of the derivative exceeding the fair value of the debt at the commitment date was allocated in the first quarter of 2008. The unamortized portion of the debt discount related to the derivatives was $1,360,957 at March 31, 2008. As of March 31, 2008, the fair value of the derivative liabilities was $1,611,528.

10       COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters is located in Sandwich, Massachusetts. The Company leases properties in Sandwich, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal.

The monthly lease payment for the Sandwich location is $1,575 per month. We lease office space in Milford, Massachusetts which houses our consulting and engineering group. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. We recently added a new field service location in Smithfield, Rhode Island. The monthly lease payment for the Smithfield location is $2,600 per month and terminates in June 2008. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,726 per month. In December 2007, we entered in into a ground lease agreement at Olson's Greenhouses in Raynham, Massachusetts. The monthly lease payment is $6,000 per month and terminates in December 2011. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

Year                           Operating Leases
2008                                $ 94,979
2009                                 107,835
2010                                  82,800
2011                                  66,000
                                    --------
Total minimum lease payments        $351,614
                                    ========

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

The Company is investigating the matter. However, as of March 31, 2008, liability has not been ascertained and the amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is no deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

GUARANTEE AGREEMENT

On October 31, 2006 GreenShift, a majority shareholder of the Company, guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to YA Global Investments LP (f/k/a Cornell Capital Partners, LP).

GreenShift's guaranty was secured by a pledge of all its assets including the assets of the Company. GS AgriFuels Corporation is a subsidiary of GreenShift
Corporation. NextGen Acquisition, Inc. is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, YA Global Investments LP and Stillwater Asset-Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to a credit facility with a bank which was executed on May 31, 2007.

On January 11, 2008, GreenShift completed new financing which was secured by a pledge of all its assets including the assets of GS EnviroServices. On January 11, 2008, the Company issued a $2.0 million dollar convertible debenture to YAGI and in exchange, YAGI limited the Company's liability under a Global Guarantee agreement to $1,500,000. In addition, the potential liability will be further reduced by the amount of any proceeds realized by YAGI from the sale of shares pledged by GreenShift pursuant to the Amended Forbearance Agreement (see note 8
- Convertible Debentures).

On March 31, 2008, the Company entered into a Purchase Agreement with Triumvirate. A portion of the purchase price will be paid directly to YA Global Investments to fully satisfy the Company's liabilities. The Company will be released from the guarantee agreement upon satisfaction of the liabilities (see
Note 3- Discontinued Operations for more details).

11       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                     2008       2007
                                                                                --------------------
   Cash paid during the year for the following:
       Interest ..............................................................   $ 62,966   $ 19,751
       Income taxes ..........................................................     73,972       --
                                                                                 --------   --------
              Total ..........................................................    136,938     19,751
                                                                                 ========   ========
   Supplemental Schedule of Non-Cash Investing and Financing Activities:
       Contribution of capital from debt and accrued interest due to affiliate   $   --     $576,397
Acquisition of equipment and/or vehicles with long-term debt .................    215,220     32,830
Total ........................................................................       --         --
                                                                                 $215,220   $609,227
                                                                                 ========   ========

12      RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

13      RELATED PARTY TRANSACTIONS


On February 11, 2008, GS EnviroServices accepted loans from the following key employees:


       $400,000     James F. Green, President and CEO

       $100,000     Doris Christiani, Chief Financial Officer

       $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

       $100,000     Ross Hartman, President, Enviro-Safe Corporation

On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667.

In connection with the signing of the purchase  agreement with  Triumvirate (see
Note 3 - Discontinued Operations), James F. Green, the Company's President, agreed with the Company to rescind the transaction in February 2008 in which the Company sold 4,366,667 shares of its common stock to Mr. Green for $200,000.

In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. As of March 31, 2008 the balance due for the debenture due to the key employees and investor totaled $41,552 net of discounts of $558,448, and interest of $5,744 has been accrued (see Note 8 - Convertible Debentures).

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018. In accordance with APB 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," $44,484, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital (see Note 8 - Convertible Debentures).

On March 31, 2007,  the Board of Directors of  GreenShift  Corporation  voted to make a capital contribution to the Company. As a result the $576,397 intercompany loan balance and accrued interest due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

On May 11, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result the $585,156 intercompany loan balance due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

During the three months ended March 31, 2007 the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

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


The provision for income taxes as of March 31, 2008 and March 31, 2007 consisted of the following:

     Current provision:                          2008           2007
                                                 ----          ----
     Federal ........................   $         --     $       --
     State ..........................           15,453          6,081
                                        --------------     ----------
     Total current provision ........           15,453          6,081
                                        ==============     ==========
     Deferred provision for tax:
     Federal ........................             --           31,011
     State ..........................             --             --
                                        --------------     ----------
     Total deferred provision for tax             --           31,011
                                        ==============     ==========

Total provision for tax .............   $         --     $    37,092
                                        ==============   ===========

The deferred provision (benefit) for income taxes as of March 31, 2008 and March 31, 2007 consisted of the following:


     Deferred tax assets:                  2008
                                           ----

     Deferred compensation .........   $ 34,450
                                       --------
     Total deferred tax assets .....     34,450
                                       --------

     Allowance .....................    (34,450)
     Net deferred tax asset ........   --------
                                       $   --
                                       ========

     Deferred tax liabilities:
     Equipment and property ........   $   --
     Intangibles ...................       --
                                       --------
        Total deferred tax liability   $   --
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

REVERSE MERGER - TDS (TELEMEDICINE), INC

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of the Company's common stock were issued to GreenShift in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control.

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

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through March 2007 have been included in the Company's consolidated statement of operations. FAS 141, EITF 98-3 and APB 16 addresses financial accounting and reporting for business combinations. In accordance with these statements, the excess purchase price over the assets acquired has been recorded as goodwill. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit   $387,000
     Cash paid directly to seller ..............     43,000
     Closing costs .............................     17,842
                                                   --------
     Total purchase cost .......................    447,842
                                                   ========

Allocation of purchase price:
     Tools and equipment .......................     26,826
     Goodwill ..................................    421,016
                                                   --------
          Total assets acquired ................   $447,842
                                                   ========

16      SUBSEQUENT EVENTS

INCREASE IN AUTHORIZATION OF STOCK - PREFERRED STOCK

On March 7, 2008, GS EnviroServices' Board of Directors approved an amendment to GS EnviroServices' Certificate of Incorporation to increase the authorized capital stock to include, with the 100,000,000 shares of common stock already authorized, 1,000,000 shares of preferred stock, par value $.001per share. The preferred shares will be "blank check" shares, meaning that the Board of Directors will have the authority to determine the rights, preferences and limitations associated with the shares, without having to seek a vote of shareholders. On March 7, 2008, the holder of a majority of the voting power of the outstanding voting stock gave his written consent to the amendment. On April 28, 2008, the Secretary of State of the State of Delaware received the Amendment with an effective date of April 30, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10Q to be filed by us in the fiscal year 2008.

BUSINESS OVERVIEW

On March 31, 2008, the Company entered into an Asset and Stock Purchase Agreement ("Purchase Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). The Purchase Agreement provides that after satisfaction of certain specified conditions, the Company will sell substantially all of its assets to Triumvirate. Specifically, the assets to be sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). At the same time Triumvirate will assume responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts.

At the time of the closing, Triumvirate will enter into a four year employment and non-competition agreement with James F. Green, President and CEO of the Company. The agreement will provide for payment of $200,000 per year for part-time services as an advisor to the Chief Executive Officer of Triumvirate. Mr. Green is required to make himself available as needed by the Triumvirate CEO.

The purchase price for the assets will be $5,000,000, to be paid in cash on the closing date. In addition, approximately 120 days after the closing, Triumvirate will pay the Company an amount equal to the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date. The purchase price will be applied first to the following purposes: to satisfy the Company's liabilities to YA Global Investments, to satisfy the Company's liabilities to TD Banknorth and to the holders of its outstanding debentures (including a $200,000 debenture held by James F. Green, the Company's CEO and sole director), and to satisfy all tax liabilities. The Company will also pay $200,000 to YA Global Investments to redeem 2,000,000 shares and to secure its consent to an extension of the deadline for prepayment of the Company's obligations to YA Global Investments. The net amount of the purchase price will be paid to the Company directly.


Management estimates that the net amount to be paid by Triumvirate to the Company (including the net working capital adjustment) will be approximately $1,500,000, after payment of the indebtedness, taxes and other obligations described above. Management also estimates that the Company will have approximately $150,000 in liabilities remaining after the closing, which may increase or decrease depending on the results of operations prior to the closing date. Management intends to declare a dividend to the shareholders from the proceeds of the sale. No assurance can be given, however, as to the amount or timing of the dividend. Management intends to retain approximately $250,000 from the sale proceeds to pay tax liabilities relating to the sale and to serve as working capital while management develops and implements a new business plan for the Company. At this time, the nature of the new business has not been determined.


Following the closing of the Purchase Agreement, we expect to remain a public company, listed on the OTC Bulletin Board, with working capital and with debt currently estimated to be only $150,000. This situation will enable the Company to initiate new business operations without the burden of debt from past operations.

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

As of March 31, 2008 we operated out of six service centers: our treatment, storage, and disposal facility (TSDF) in Lowell, Massachusetts; management of a recycling permit for the recycling of on-specification of oil and water in Raynham, Massachusetts, our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

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

The sale of our assets to Triumvirate Environmental will not necessarily be completed.

The Purchase Agreement with Triumvirate Environmental, pursuant to which we expect to sell substantially all of our assets for $5,000,000, contains a long list of conditions that must be satisfied before the sale will be completed. If we are unable to satisfy any of these conditions, the sale may be cancelled. If the sale is not completed, it could have a significant negative effect on the value of our company, since Management believes the value of the sale substantially exceeds the value we could realize by continued our operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 VERSUS THE THREE MONTHS ENDED MARCH 31, 2007

On March 31, 2008, the Company entered into an Asset and Stock Purchase Agreement ("Purchase Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). As a result of the Purchase Agreement, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the three months ended March 31, 2008 was $377,069 as compared to $164,403 for the corresponding period in 2007. The increase of $212,666 in G&A expenses includes the $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement. In addition, stock based compensation increased by $20,000. SG&A expense for the periods ending March 31, 2008 and March 31, 2007 of $757,164 and $677,625 respectively for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense has increased $42,938 for the quarter ended March 31, 2008, as compared to the corresponding periods of 2007.

                                                                  Three Months Ended March 31,
                                              ---------------------- ------------------- ----------------
                                                      2008                  2007                  Change
                                              ---------------------- ------------------- ----------------
Interest Expense - Related Party                     $6,133                  --                   $6,661
Line of Credit                                       11,409                  --                   11,409
Affiliate Interest                                     --                 $10,005                (10,005)
Interest Expense - convertible debentures            $35,401                 --                   $34,435

On March 31, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the three months ended March 31, 2007 was $10,500.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $11,409 for the three months ended March 31, 2008.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $6,133 was expensed for the quarter ended March 31, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $35,401 for these debentures was expensed in the first quarter of 2008. Interest expense from discontinued operations of $10,023 and $9,746 for the periods ended March 31, 2008 and 2007 respectively have been excluded from these numbers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operating activities used $288,926 of cash in 2008 as compared to $271,524 cash used in 2007. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from financing and a line of credit.

The Company has been unable to secure the financing necessary to expand its current operations. Potential sources of financing have been deterred by the large amount of convertible debt that the Company has issued to YA Global Investments and others. The proceeds from the sale to Triumvirate will be used, in part, to eliminate all of that convertible debt. Following the closing of the Purchase Agreement, we expect to remain a public company, listed on the OTC Bulletin Board, with working capital and with debt currently estimated to be only $150,000. This situation will enable the Company to initiate new business operations without the burden of debt from past operations

Non-cash adjustments for continuing operations recorded for the three months ended March 31, 2008 totaled $1,787,029 and consisted of $25,370 in stock based compensation, $1,510,453 amortization of debt discount, $31,011 in deferred taxes, $140,000 stock based fees, ($1,308,472) change in derivative liabilities, and $1,388,667 cost of reduction of guarantee. Net cash flows of $196,703 from discontinued operations have been excluded from the above.

Accounts payable for continuing operations at March 31, 2008 totaled $116,415, an increase of $73,366 from the March 31, 2006 balance of $43,049. Accounts payable of $1,749,307 and $1,674,678 for the three months ended March 31, 2008 and 2007 from operations to be disposed of have been excluded from these numbers.

Accrued expenses for continuing operations at March 31, 2008 totaled $3,726, a decrease of $44,377 from the March 31, 2007 balance of $48,103. Accrued expenses of $402,331 and $399,449 for the three months ended March 31, 2008 and 2007 from operations to be disposed of have been excluded from these numbers.


Net of discontinued operations, the Company had a negative working capital position of ($1,835,444) as of March 31, 2008 as compared to a positive working capital position of $5,223 as of March 31, 2007.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of March 31, 2008. The Company's disclosure controls and procedures are designed
(i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 in alerting management on a timely basis to information required to be included in the Company's submissions and filings under the Act.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended March 31 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2008:

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


Date:                   May 20, 2008