Form 10-Q
period 2008-06-30
GS ENVIROSERVICES, INC.
filed 2008-08-14
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

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

Large accelerated filer               Accelerated filer
                       ----                                    ---
Non-accelerated filer                 Small reporting company   X
                       ----                                    ----

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes_X_ No __.

The number of outstanding shares of common stock as of August 14, 2008 was 15,573,594


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - June 30, 2008 (unaudited) and December 31, 2007..................4
                  Consolidated Statements of Operations - for the Three and Six Months
                   Ended June 30, 2008 (unaudited) and 2007 (unaudited)..........................................5
                  Consolidated Statements of Cash Flows - for the Three and Six Months
                   Ended June 30, 2008 (unaudited) and 2007 (unaudited)..........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................19
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................21
Item 4.           Controls and Procedures.......................................................................21



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................22
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................22
Item 3.           Defaults Upon Senior Securities...............................................................22
Item 4.           Submission of Matters to a Vote of Security Holders...........................................22
Item 5.           Other Information ............................................................................22
Item 6.           Exhibits .....................................................................................22

Signatures                                                                                                      22



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR JUNE 30, 2008)

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS:                                                                           6/30/08       12/31/07
                                                                              --------------------------
Current assets:
   Cash ...................................................................   $ 1,507,440    $      --
Restricted cash ...........................................................       200,000           --
   Prepaid expenses and other current assets ..............................         4,492         54,332
Miscellaneous receivable ..................................................        36,383           --
   Loan due from affiliate ................................................          --          351,480
   Deferred taxes .........................................................          --           31,011
   Assets to be disposed of, current ......................................         1,364      9,110,402
                                                                              -----------    -----------
       Total current assets ...............................................     1,749,679      9,547,225
                                                                              -----------    -----------

TOTAL ASSETS ..............................................................   $ 1,749,679    $ 9,547,225
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Line of credit .........................................................          --          747,341
   Accrued stock based compensation .......................................          --          286,000
   Accounts payable .......................................................        78,050         46,032
   Accrued expenses .......................................................       156,921         60,917
   Liabilities to be disposed of, current .................................        11,193      2,657,020
                                                                              -----------    -----------
       Total current liabilities ..........................................       246,164      3,797,310
                                                                              -----------    -----------

       Total liabilities: .................................................       246,164      3,797,310
                                                                              -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized; 32,573,594 shares issued and 15,573,594 outstanding as of 6/30/08
   and 26,185,000 shares issued and outstanding as of 6/30/07 .............        32,574         26,185
   Treasury stock, 17,000,000 shares at cost ..............................    (1,811,333)          --
   Additional paid-in capital .............................................     7,146,132      6,641,791
   Retained deficit .......................................................    (3,863,858)      (918,061)
                                                                              -----------    -----------
   Total stockholders' equity .............................................     1,503,515      5,749,915
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 1,749,679    $ 9,547,225
                                                                              ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
                                                       For the three months ending:     For the six months ending:
                                                          6/30/08         6/30/07        6/30/08         6/30/07
                                                  -------------------------------   ----------------------------
Revenues ..........................................   $       --      $       --      $       --      $       --
   Cost of revenues ...............................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

Gross profit ......................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   Stock based compensation .......................         25,056          28,184          50,426          33,268
   General and administrative expenses ............        532,718         208,597         884,417         367,917
                                                      ------------    ------------    ------------    ------------
Total operating expenses ..........................        557,774         236,781         934,843         401,185
                                                      ------------    ------------    ------------    ------------

Operating loss ....................................       (557,774)       (236,781)       (934,843)       (401,185)
                                                      ------------    ------------    ------------    ------------
Other income (expense):
   Change in fair value of derivative instruments .      1,611,528            --         2,920,000            --
   Amortization of debt discount ..................     (1,454,032)           --        (2,964,484)           --
   Interest expense - affiliate ...................           --           (10,108)           --           (20,111)
   Interest expense - related party ...............        (11,250)           --           (15,995)           --
   Cost of reduction for guarantee ................           --              --        (1,388,667)           --
   Interest expense ...............................        (29,500)         (3,305)        (77,698)         (3,305)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense), net ............        116,746         (13,413)     (1,526,844)        (23,416)
                                                      ------------    ------------    ------------    ------------

Loss before provision for income taxes ............       (441,028)       (250,194)     (2,461,687)       (424,601)

Benefit from (provision for) income taxes .........         55,219         (48,257)          6,126         (86,229)
                                                      ------------    ------------    ------------    ------------

Net loss from continuing operations ...............   $   (385,809)   $   (298,451)   $ (2,455,561)   $   (510,830)
                                                      ============    ============    ============    ============

Discontinued Operations:

Income from discontinued operations, ..............   $    571,416    $    408,780    $    823,709    $    676,981
net of tax of $0

Loss on disposal of operations ....................     (1,313,944)           --        (1,313,944)           --
                                                      ------------    ------------    ------------    ------------

         Total discontinued operations ............       (742,528)        408,780        (490,235)        676,981
                                                      ============    ============    ============    ============

Net income (loss) .................................   $ (1,128,337)   $    110,329    $ (2,945,796)   $    166,151
                                                      ============    ============    ============    ============
Earnings (loss) per share

Basic

Loss from continuing operations ...................   $      (0.02)   $      (0.02)   $      (0.12)   $      (0.03)
Income (loss) from discontinued operations ........          (0.02)           0.03           (0.02)           0.04
                                                      ------------    ------------    ------------    ------------
Net income (loss) per share - basic ...............   $      (0.04)   $      (0.01)   $      (0.14)   $       0.01
                                                      ============    ============    ============    ============
Diluted

Loss from continuing operations ...................   $      (0.02)   $      (0.02)   $      (0.12)   $      (0.03)
Income (loss) from discontinued operations ........          (0.02)           0.02           (0.02)           0.04
                                                      ------------    ------------    ------------    ------------
Net loss per share - diluted ......................   $      (0.04)   $      (0.00)   $      (0.14)   $       0.01
                                                      ============    ============    ============    ============

Weighted average shares of common stock outstanding

Basic .............................................     19,470,296      15,939,726      20,791,028      15,939,726
Diluted ...........................................     19,470,296      18,228,726      20,791,028      18,228,726


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
                          AND JUNE 30, 2007 (UNAUDITED)
                                                                 6/30/08       6/30/07
                                                              -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) ........................................   $(2,945,796)   $   166,151
Income from discontinued operations ......................      (823,709)      (676,981)
Loss on disposal of discontinued operations ..............     1,313,944           --

Adjustments to reconcile net loss (income) to net cash used in (provided by) operating activities:

   Stock based consulting fee ............................       140,000           --
   Cost of reduction for guarantee .......................     1,388,667           --
   Deferred taxes ........................................        31,011           --
   Stock based compensation ..............................        50,426         33,268
   Change in fair value of derivative instruments ........    (2,920,000)          --
   Amortization of debt discount .........................     2,964,484           --

Changes in assets and liabilities
   Accounts payable ......................................        36,276        (46,728)
   Accrued expenses ......................................        93,226          8,507
   Prepaid expenses ......................................        49,840        (24,710)
   Miscellaneous receivable ..............................       (36,383)          --
   Change in deposits ....................................          --          (50,000)
   Interest payable - affiliate ..........................          --           31,152
                                                             -----------    -----------
     Net cash flows used in continuing operations ........      (658,014)      (559,341)
     Net cash flows provided by discontinued operations ..       962,795          1,750
                                                             -----------    -----------
     Net cash flows provided by (used in) operations .....       304,781       (557,591)
                                                             -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from sale of subsidiaries ...............     5,000,000           --
   Proceeds from note receivable - affiliate .............       350,000           --
                                                             -----------    -----------
       Net cash provided by investing activities .........     5,350,000           --
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock ............................    (1,200,000)          --
   Restricted cash .......................................      (200,000)          --
   Short term borrowings .................................          --          (23,304)
   Proceeds from line of credit ..........................       670,000        497,341
   Repayment of line of credit ...........................    (1,417,341)          --
   Proceeds from convertible debenture ...................       100,000           --
   Proceeds from convertible debentures - related party ..       500,000           --
   Repayment of convertible debentures ...................    (2,100,000)          --
   Repayment of convertible debentures - related party ...      (500,000)          --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities    (4,147,341)       474,037
                                                             -----------    -----------

Increase (decrease) in cash ..............................     1,507,440        (83,554)
Cash at beginning of period ..............................          --           85,019
                                                             -----------    -----------

Cash at end of period ....................................   $ 1,507,440    $     1,465
                                                             ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                                       6

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-K and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash lows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. ("Triumvirate"). The assets sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts. As a result of the sale, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of GS EnviroService's discontinued operations of Enviro-Safe Corporation and Enviro-Safe Corporation (NE). All significant accounts and transactions have been eliminated in consolidation.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of all stock options, warrants and conversion of debentures. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for continuing operations consisted of the following:

                                                               6 Months Ended                6 Months Ended
                                                                June 30, 2008                 June 30, 2007
                                                            Basic         Dilutive         Basic        Dilutive
                                                        --------------- -------------- -------------- ----------
Weighted average number of shares outstanding               20,791,028     20,791,028   15,939,726    21,124,726

Common stock equivalent shares                                    --             --             --     2,289,000
                                                            ----------     ----------   ----------     ---------
     Total weighted average and equivalent shares           20,791,028     20,791,028   15,939,726    18,228,726
                                                            ==========     ==========   ============  ==========

3         DISCONTINUED OPERATIONS

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. (the "Agreement"). Pursuant to the Agreement, the Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts. In addition, the Company terminated its Environmental Services and Management Agreement entered into with Olson's Greenhouses in 2007 as Triumvirate Environmental, Inc. is not engaged in the marketing or collection of waste oils in its businesses. As a result of the Purchase, the assets and liabilities Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations.

Principal Terms of the Transaction and Purchase Agreement with Triumvirate Environmental

The purchase price for the assets was $5,000,000 paid in cash on the closing date. A total of $200,000 was held in escrow pending resolution of contingent liabilities. In addition, approximately 120 days after the closing, Triumvirate will pay the Company an amount equal to the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date. The allocation of the purchase price was paid directly to the following with the net amount of the purchase price paid to the Company directly:

   YAGI redemption of 6.2 million shares common stock             $   1,000,000
   YAGI Convertible Debenture                                           888,889
   TD Banknorth line of credit                                          600,341
   Investor convertible debenture                                       100,000
   Related party convertible debentures                                 500,000
   YA Global 2.0 M share redemption                                     200,000
   Interest and penalties                                               125,392
   Restricted cash - held in escrow                                     200,000
                                                                  -------------
              Total payments                                      $   3,614,622
                                                                  =============
              Cash paid directly to GSEN                          $   1,385,378
                                                                  ==============

In connection with the Purchase, James F. Green, the Company's President, agreed with the Company to rescind the transaction in February 2008 in which the Company sold 4,366,667 shares of its common stock to Mr. Green for $200,000. In addition, the satisfaction of the Company's debt to YA Global Investments will result in the cancellation of 6,266,666 shares of the Company's common stock. The payment to YA Global Investments of an additional $200,000 will result in the cancellation of an additional 2,000,000 shares. The result of these transactions will be to reduce the number of outstanding shares to 15,573,594.

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

As a result of the Agreement, the assets and liabilities the Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities to be disposed of in prior periods and the operation are presented as discontinued in the accompanying consolidated statements of operations.

The components of discontinued operations are as follows:
                                                          2008           2007
                                                          ----           ----
Net revenues ......................................   $ 8,014,384    $ 7,301,206
Cost of revenues ..................................     5,706,293      5,148,934
                                                      -----------    -----------
           Gross profit ...........................     2,308,091      2,152,272

Selling, general and administrative expense .......     1,458,663      1,476,041
                                                      -----------    -----------
           Income from operations .................       849,428        676,231
                                                      -----------    -----------

Write off of Goodwill .............................    (4,431,320)          --
Loss on disposal of assets and liabilities ........    (1,749,275)          --
Gain on sale of subsidiaries ......................     5,000,000           --
Loss (gain) on equipment disposal .................      (139,032)        21,461
Interest expense ..................................       (20,036)      (20,711)
                                                      -----------    -----------
           Total other income and expense .........    (1,339,663)           750
                                                      -----------    -----------

           Income before provision for income taxes      (490,235)       676,981
Total provision for tax ...........................          --             --
                                                      -----------    -----------
           Total income - discontinued operations .   $  (490,235)   $   676,981
                                                      ===========    ===========

The results presented above for 2008 and 2007 include the operating activity for the discontinued operations for the six months ended June 30, 2008 and 2007. Assets and liabilities of the discontinued businesses were reported as assets and liabilities to be disposed of at June 30, 2008.

The assets and liabilities to be disposed of as of June 30, 2008 are as follows:

     Cash ............................................   $   12,624
     Accounts receivable, net ........................    2,900,027
     Other assets ....................................    4,733,878
     Net fixed assets ................................    1,387,839
                                                         ----------
          Total assets of discontinued operations ....   $9,034,368
                                                         ==========
     Accounts payable ................................   $1,824,860
     Accrued Expenses ................................      410,932
     Long Term Debt ..................................      607,811
                                                         ----------
          Total liabilities of discontinued operations    2,843,603
                                                         ==========
Net assets of discontinued operations ................   $6,190,765
                                                         ==========
4        STOCK BASED COMPENSATION

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

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 and October 31, 2007 an additional 200,000 and 200,000 stock options were issued respectively. A total of 200,000 options were forfeited in 2007. In 2008, an additional 2,175,500 options were forfeited. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of the stock options granted was $301,502. Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility has been estimated based on volatilities of peer companies. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted average assumptions were used in the fair market value calculation:

    Expected volatility                                       143%
    Expected dividends                                         --
    Expected term                                          5 years
    Risk-Free interest rate                                  4.51%

A summary of option activity as of June 30, 2008 is presented below:
                                                                                           Weighted Average
                                                               Weighted Average         Remaining Contractual
                Options                       Shares            Exercise Price              Term (in years)
----------------------------------------   --------------    ----------------------    --------------------------
Outstanding at January 1, 2008                 3,270,000                      0.06                          4.20
   Granted                                            --                        --                            --
   Exercised                                          --                        --                            --
   Forfeited or expired                      (2,175,500)                      0.06                          3.75
Outstanding at June 30, 2008                   1,094,500                      0.06                          3.25
                                           ==============    ----------------------    --------------------------
Exercisable at June 30, 2008                     947,100                      0.06                          3.25
                                           ==============    ======================    ==========================

A summary of the status of the Company's nonvested shares as of June 30, 2008 and changes during the period then ended is presented below:
              Nonvested Shares                                Shares                      Weighted Average
                                                                                           Exercise Price
---------------------------------------------     ------------------------------    ---------------------------
 Nonvested at January 1, 2008                                         3,270,000                             0.06
    Granted                                                                  --                               --
    Vested                                                              947,100                            .0.06
    Forfeited                                                       (2,175,500)                             0.06
                                                  ------------------------------    -----------------------------
 Nonvested at June 30, 2008                                             147,400                             0.06
                                                  ==============================    =============================

There was $12,710 of unrecognized compensation cost related to the stock options granted as of June 30, 2008. Total compensation expense recognized related to nonvested stock during the period ended June 30, 2008 was $50,426. The unrecognized compensation cost is expected to be recognized using the straight-line method over the requisite service period.

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

On June 20, 2008, the Company completed an Asset Stock purchase with Triumvirate Environmental, Inc. As a result of the purchase, the Company sold substantially all of its assets to Triumvirate. As a result of this purchase, Goodwill in the amount of $4,431,319 has been written off (see Note - 3 Discontinued Operations for complete details).

6         LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2008, the rate was 5.0%. The line was secured by all assets of the Company. The total amount due was payable upon demand on or before June 30, 2008. The revolving credit loan agreement includes the following required financial covenants:

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

On June 20, 2008, the Company completed an Asset Stock Purchase with Triumvirate Environmental. As a result of the Purchase, the Company sold substantially all of its assets to Triumvirate. The Company's line of credit balance of $600,341and $2,187 interest due to TD Banknorth was paid in full at the time of the closing (see Note - 3 Discontinued Operations).

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

YAGI was issued 2.0 million shares of GS EnviroService's common stock as incentive to enter into this agreement. The convertible debenture issued provides that YAGI may convert the accrued interest and principal on the debenture into GS EnviroServices common stock at a conversion rate equal to the lesser of $.05 or 80% of the lowest closing bid price for the 30 trading days preceding conversion. However, at no time may YAGI beneficially own more than 4.99% of the outstanding shares of GS EnviroServices common stock. The conversion feature on this debenture due to YAGI is variable based on trailing market prices and contains an embedded derivative. $1.0 million of the principal was due on February 11, 2008. The remaining principal is payable in monthly installments of $27,777 with the final principal balance due on February 11, 2008. A note discount of $2,000,000 and a derivative liability of $2,050,000 were recorded at the assumption date. On February 11, 2008, the Company paid the $1,000,000 principal payment. Interest is accrued on the balance at 10% per annum and is due monthly. On June 20, 2008, the Company completed an Asset Stock purchase with Triumvirate Environmental. As of June 20, 2008, the principal balance was $888,883 principal and $3,204 of interest was accrued. The principal and interest was paid in full directly to YAGI from the proceeds of the Triumvirate purchase. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an accounting gain of $996,527 and loss of $895,593 respectively.

GUARANTEES

In  connection  with the  Letter  Agreement,  the  Company  can redeem the final
6,266,667 shares of stock held by YAGI for $1.0 million on or before May 10, 2008. In exchange for the redemption of these shares, the Company's liability under the Global Guarantee agreement will be reduced to zero. On April 22, 2008, YAGI signed an amendment to the letter agreement. The amendment provides an extension to the due date to July 31, 2008 in connection with the purchase agreement the Company entered into with Triumvirate (see Note 3 - Discontinued Operations). The agreement also provides that YAGI will return the 2,000,000 shares issued to them in January of 2008 in exchange for $200,000. As compensation and consideration for the YAGI to enter into this amendment, the Company paid a fee in the amount of five thousand dollars $5,000. On June 20, 2008, the Company completed the Asset Stock purchase with Triumvirate Environmental. YAGI received $1.2 million directly from the proceeds of the transaction releasing the 8,266,667 shares of stock held by YAGI. The Company recorded the receipt of the 8,266,667 common shares as treasury stock, based on the cost method in the amount of $1,200,000.

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

        $400,000     James F. Green, President and CEO

        $100,000     Doris Christiani, Chief Financial Officer

        $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

        $100,000     Ross Hartman, President, Enviro-Safe Corporation

        $100,000     Private investor

On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667. As part of the Asset Stock purchase with Triumvirate Environmental, Mr. Green agreed to rescind the issuance of these shares. On June 20, 2008, Mr. Green returned the shares, and in exchange, the Company returned his original $200,000 investment. The recorded the receipt of the 4,366,667 common shares as treasury stock based on the cost method, and increased Additional Paid in Capital in the amount of $105,667.

In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. On June 20, 2008, the Company completed an Asset Stock purchase with Triumvirate Environmental. The investors were paid an aggregate of $600,000 principal and $120,000 pre-payment penalties directly from the proceeds. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an aggregate accounting gain of $615,000 and a loss of $558,447 respectively.

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

9         EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 8 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. In addition, at the initial date of issuance, the Company recorded a debt discount of $2,600,000. As of June 30, 2008, the change in the fair value of the derivative resulted in an accounting gain of $1,308,472. Amortization of the debt discount of $1,190,453 and $320,000 for initial fair value of the derivative exceeding the fair value of the debt at the commitment date was allocated in the first quarter of 2008. The unamortized portion of the debt discount related to the derivatives was $1,360,957 at March 31, 2008. On June 20, 2008 the Company completed an Asset Stock Purchase with Triumvirate Environmental. At the time of closing, all obligations were paid in full directly. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an aggregate accounting gain of $1,611,528 and loss of $1,454,031 respectively.

10       COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters is located in Sandwich,  Massachusetts. The
Company   occupies  the  property  in  Sandwich,   Massachusetts   which  houses
administrative offices free of charge.

OTHER CONTINGENCIES

In connection with the Asset Stock Purchase of Enviro-Safe Corp. and Enviro-Safe Corporation (NE), $200,000 was withheld from the allocation of the purchase price. The $200,000 is being held in an escrow account pending the outcome of several contingent liabilities. One liability concerns a third party complaint whereas the Company is one of a number of named defendants for response costs associated with the release from a Third Party Plaintiff facility. The Company has offered $50,000 to settle this matter. The second liability involves the settlement of a closure bond related to the Company's former TSDF facility in Lowell, MA. The company has offered $70,000 to settle this matter. The Company recorded an additional $122,150 expense has a total of $150,000 accrued for this liability on the balance sheet.

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

The Company is investigating the matter. However, as of June 30, 2008, liability has not been ascertained and the amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

On June 20, 2008, the Company completed an Asset Stock Purchase with Triumvirate Environmental. A portion of the purchase price was paid directly to YA Global Investments to fully satisfy the Company's liabilities. The Company has been released from the guarantee agreement upon satisfaction of all liabilities (see
Note 3- Discontinued Operations for more details).

11       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2008                2007
                                                                               ---------------------------------
     Cash paid during the year for the following:
         Interest                                                               $     93,693        $     23,417
         Income taxes                                                                (6,126)                  --
                                                                                ------------        ------------
                Total                                                                 87,567              23,417
                                                                                ============        ============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee                  1,388,667                  --
     Purchase of treasury stock by issuance of convertible debenture                 611,333                  --
     Contribution of capital from debt and accrued interest due to affiliate    $         --        $    576,397
                        Total                                                   ------------        ------------
                                                                                   2,000,000        $    576,397
                                                                                ============        ============

12       RETIREMENT PLAN

The Company maintained a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. As of June 20, 2008, the Company has terminated the plan.

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

          $400,000     James F. Green, President and CEO

          $100,000     Doris Christiani, Chief Financial Officer

          $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

          $100,000     Ross Hartman, President, Enviro-Safe Corporation


On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667. As part of the Asset Stock purchase with Triumvirate Environmental, Mr. Green agreed to rescind the issuance of these shares. On June 20, 2008, Mr. Green returned the shares, and in exchange, the Company returned his original $200,000 investment. The Company recorded the receipt of the 4,366,667 common shares as treasury stock, based on the cost method and increased Additional Paid in Capital in the amount of $105,667.

In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. As of June 30, 2008 the balance due for the debenture due to the key employees and investor totaled $41,552 net of discounts of $558,448, and interest of $5,744 has been accrued. On June 20, 2008, the Company completed an Asset Stock purchase with Triumvirate Environmental. The investors were paid an aggregate of $600,000 principal and $120,000 pre-payment penalties directly from the proceeds. Accrued interest was paid in full prior to the closing. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an aggregate accounting gain of $615,000 and a loss of $558,447 respectively.

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

During the six months ended June 30, 2007 the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

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

The benefit from (provision for) income taxes as of June 30, 2008 and June 30,
2007 consisted of the following:
     Current provision:                                                               2008              2007
                                                                                      ----              ----
     Federal                                                               $            --   $      (75,345)
     State                                                                           6,126          (10,884)
                                                                           ---------------   ---------------
     Total current provision                                                         6,126          (86,229)
                                                                           ===============   ===============
Deferred provision for tax:
 Federal                                                                               --                 --
     State                                                                              --                --
                                                                           ---------------   ---------------
     Total deferred provision for tax                                                   --                --
                                                                           ===============   ===============
Total provision for tax                                                    $         6,126   $      (86,229)
                                                                           ===============   ===============

The deferred provision (benefit) for income taxes as of June 30, 2008 consisted of the following:
     Deferred tax assets:                                                             2008
                                                                                      ----
Deferred compensation                                                      $      (34,450)
                                                                           ---------------
     Total deferred tax assets                                                    (34,450)
                                                                           ---------------
     Allowance                                                                      34,450
 Net deferred tax asset                                                    ---------------
                                                                           $            --
                                                                           ===============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not likely that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

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

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. Operations of this acquisition from the date of acquisition through March 2007 have been included in the Company's consolidated statement of operations. FAS 141, EITF 98-3 and APB 16 addresses financial accounting and reporting for business combinations. In accordance with these statements, the excess purchase price over the assets acquired had been recorded as goodwill. The following table summarizes the acquisition detailed above:

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

16        PREFEERED STOCK ISSUANCE

INCREASE IN AUTHORIZATION OF STOCK - PREFERRED STOCK

On March 7, 2008, GS EnviroServices' Board of Directors approved an amendment to GS EnviroServices' Certificate of Incorporation to increase the authorized capital stock to include, with the 100,000,000 shares of common stock already authorized, and 1,000,000 shares of preferred stock, par value $.001per share. The preferred shares will be "blank check" shares, meaning that the Board of Directors will have the authority to determine the rights, preferences and limitations associated with the shares, without having to seek a vote of shareholders. On March 7, 2008, the holder of a majority of the voting power of the outstanding voting stock gave his written consent to the amendment. On April 28, 2008, the Secretary of State of the State of Delaware received the Amendment with an effective date of April 30, 2008.

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

BUSINESS OVERVIEW

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. ("Triumvirate"). The assets sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts. As a result of the Purchase, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GS EnviroServices Inc. intends to retain approximately $250,000 from the sale proceeds from Enviro-Safe Corp. and Enviro-Safe Corporation NE to serve as working capital while management develops and implements a new business plan for the Company. At this time, the nature of the new business has not been determined.

At the time of the closing, Triumvirate entered into a four year employment and non-competition agreement with James F. Green, President and CEO of the Company. The agreement will provide for payment of $200,000 per year for services as an advisor to the Chief Executive Officer of Triumvirate. Mr. Green is required to make himself available as needed by the Triumvirate CEO.

Following the closing of the Purchase Agreement, we expect to remain a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations.

RESULTS OF OPERATIONS

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement ("Purchase Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). As a result of the Purchase Agreement, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

THREE MONTHS ENDED JUNE 30, 2008 VERSUS THE THREE MONTHS ENDED JUNE 30, 2007

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the three months ended June 30, 2008 was $557,774 as compared to $236,781 for the corresponding period in 2007. The increase of $320,993 in G&A expenses includes $120,000 prepayment penalties paid to related party and outside investors, $122,150 in legal settlements, and $64,476 legal fees related to the Purchase Agreement with Triumvirate. SG&A expense for the periods ending June 30, 2008 and June 30, 2007 of $701,499 and $798,410 respectively for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense has increased $27,337 for the three months ended June 30, 2008, as compared to the corresponding periods of 2007.

                                                                  Three Months Ended June 30,
                                              ---------------------- ------------------- -----------------
                                                      2008                  2007                  Change
                                              ---------------------- ------------------- -----------------
Interest Expense - Related Party                     $11,250                 --                  $ 11,250
Line of Credit                                        9,262                $3,305                  5,957
Affiliate Interest                                     --                 $10,108                (10,108)
Interest Expense - convertible debentures            $20,238                 --                   $20,238

On March 31, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the three months ended June 30, 2007 was $10,108.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $9,262 for the three months ended June 30, 2008.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $11,250 was expensed during the three months ended June 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $20,238 for these debentures was expensed for the three months ended June 30, 2008. Interest expense from discontinued operations of $10,014 and $11,115 for the three months ended June 30, 2008 and 2007 respectively have been excluded from these numbers.

SIX MONTHS ENDED JUNE 30, 2008 VERSUS THE SIX MONTHS ENDED JUNE 30, 2007

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the six months ended June 30, 2008 was $934,843 as compared to $401,185 for the corresponding period in 2007. The increase of $533,658 in G&A expenses includes the $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement, $120,000 prepayment penalties paid to related party and outside investors, $74,579 in legal fees related to the Purchase Agreement with Triumvirate, $21,458 increase in insurance, $17,160 increase in stock based compensation, and $122,150 in legal settlements. SG&A expense for the periods ending June 30, 2008 and June 30, 2007 of $1,458,663 and $1,476,040 respectively for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense has increased $70,277 for the six months ended June 30, 2008, as compared to the corresponding periods of 2007.

                                                                   Six Months Ended June 30,
                                              ---------------------- ------------------- ----------------
                                                      2008                  2007                  Change
                                              ---------------------- ------------------- ----------------
Interest Expense - Related Party                     $15,994                 --                  $ 15,994
Line of Credit                                       20,671                $3,305                 17,366
Affiliate Interest                                     --                 $20,111                (20,111)
Interest Expense - convertible debentures            $57,028                 --                   $57,028

On March 31, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the six months ended June 30, 2007 was $20,111.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $20,671 for the six months ended June 30, 2008.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $15,994 was expensed during the six months ended June 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $57,028 for these debentures was expensed in the first six months of 2008. Interest expense from discontinued operations of $20,037 and $20,862 for the periods ended June 30, 2008 and 2007 respectively have been excluded from these numbers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operating activities used $658,014 of cash in 2008 as compared to $559,341 cash used in 2007. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from investing activities.

The Company had been unable to secure the financing necessary to expand its current operations. Potential sources of financing have been deterred by the large amount of convertible debt that the Company has issued to YA Global Investments and others. The proceeds from the sale to Triumvirate were used, in part, to eliminate all of that convertible debt. Following the closing of the Purchase Agreement, we remain a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations

Non-cash adjustments for continuing operations recorded for the six months ended June 30, 2008 totaled $1,654,588 and consisted of $50,426 in stock based compensation, $2,964,484 amortization of debt discount, $31,011 in deferred taxes, $140,000 stock based fees, ($2,920,000) change in derivative liabilities, and $1,388,667 cost of reduction of guarantee. Net cash flows of $962,795 from discontinued operations have been excluded from the above.

Accounts payable for continuing operations at June 30, 2008 totaled $78,050, an increase of $32,018 from the December 31, 2007 balance of $46,032. Accounts payable of $1,824,860 and $1,854,585 for the six months ended June 30, 2008 and 2007 from operations to be disposed of have been excluded from these numbers.

Accrued expenses for continuing operations at June 30, 2008 totaled $156,921, a decrease of $189,996 from the December 31, 2007 balance of $346,917. Accrued expenses as of December 31, 2007 included $286,000 of stock based compensation. Accrued expenses of $410,932 and $445,139 for the six months ended June 30, 2008 and 2007 from operations to be disposed of have been excluded from these numbers.


Net of discontinued operations, the Company had a positive working capital position of $1,503,515 as of June 30, 2008 as compared to a negative working capital position of $608,527 as of June 30, 2007.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of June 30, 2008. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 in alerting management on a timely basis to information required to be included in the Company's submissions and filings under the Act.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2008:

Exhibit Number             Description
--------------------------------------

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


Date:         August 14, 2008