Form 10-Q
period 2008-09-30
GS ENVIROSERVICES, INC.
filed 2008-11-14
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

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

Large accelerated filer         Accelerated filer
                       ----                            ----
Non-accelerated filer  ----    Small reporting company _X_

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes_X_No __

The number of outstanding shares of common stock as of November 14, 2008 was 15,573,594.



                                AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007.............4
                  Consolidated Statements of Operations - for the Three and Nine Months
                    Ended September 30, 2008 (unaudited) and 2007 (unaudited)....................................5
                  Consolidated Statements of Cash Flows - for the Three and Nine Months
                    Ended September 30, 2008 (unaudited) and 2007 (unaudited)....................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................16
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................18
Item 4.           Controls and Procedures.......................................................................18



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................19
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................19
Item 3.           Defaults Upon Senior Securities...............................................................19
Item 4.           Submission of Matters to a Vote of Security Holders...........................................19
Item 5.           Other Information ............................................................................19
Item 6.           Exhibits .....................................................................................19

Signatures                                                                                                      19


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR SEPTEMBER 30, 2008)


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
ASSETS:                                                                           9/30/08       12/31/07
                                                                              ---------------------------
Current assets:
   Cash ...................................................................   $ 1,621,604    $      --
   Prepaid expenses and other current assets ..............................         4,535         54,332
   Accounts receivable, net ...............................................        84,364           --
   Miscellaneous receivable ...............................................        36,383           --
   Loan due from affiliate ................................................          --          351,480
   Deferred taxes .........................................................          --           31,011
   Assets to be disposed of, current ......................................          --        9,110,402
                                                                              -----------    -----------
       Total current assets ...............................................     1,746,886      9,547,225
                                                                              -----------    -----------
TOTAL ASSETS ..............................................................     1,746,886      9,547,225
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
   Line of credit .........................................................          --          747,341
   Accrued stock based compensation .......................................          --          286,000
   Accounts payable .......................................................        13,002         46,032
   Accrued expenses .......................................................        12,541         60,917
   Liabilities to be disposed of, current .................................         1,518      2,657,020
                                                                              -----------    -----------
       Total current liabilities ..........................................        27,061      3,797,310
                                                                              -----------    -----------
       Total liabilities: .................................................        27,061      3,797,310
                                                                              -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   15,573,594 shares issued and outstanding as of 9/30/08
   and 26,185,000 shares issued and outstanding as of 9/30/07 .............        15,574         26,185
   Additional paid-in capital .............................................     5,353,072      6,641,791
   Retained deficit .......................................................    (3,648,821)      (918,061)
                                                                              -----------    -----------
   Total stockholders' equity .............................................     1,719,825      5,749,915
                                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 1,746,886    $ 9,547,225
                                                                              ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                                       4

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
                                                       For the three months ending:   For the nine months ending:
                                                      ------------------------------ -----------------------------
                                                          9/30/08         9/30/07        9/30/08         9/30/07
                                                      ----------------------------   -----------------------------
Revenues ..........................................   $       --      $       --      $       --      $       --
   Cost of revenues ...............................           --              --              --              --
                                                      ------------    ------------    ------------    ------------
Gross profit ......................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   Stock based compensation .......................          1,273          28,999          51,699          62,267
   General and administrative expenses ............        270,959         172,211       1,155,377         540,127
                                                      ------------    ------------    ------------    ------------
Total operating expenses ..........................        272,232         201,210       1,207,076         602,394
                                                      ------------    ------------    ------------    ------------
Operating loss ....................................       (272,232)       (201,210)     (1,207,076)       (602,394)
                                                      ------------    ------------    ------------    ------------
Other income (expense):
   Miscellaneous income ...........................         68,168            --            68,168            --
   Change in fair value of derivative instruments .           --              --         2,920,000            --
   Amortization of debt discount ..................           --              --        (2,964,484)           --
   Interest expense - affiliate ...................           --           (10,500)           --           (13,790)
   Interest expense - related party ...............           --              --           (15,994)           --
   Cost of reduction for guarantee ................           --              --        (1,388,667)           --
   Interest expense ...............................           --           (10,485)        (77,699)        (30,613)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense), net ............         68,168         (20,985)     (1,458,676)        (44,403)
                                                      ------------    ------------    ------------    ------------
Loss before provision for income taxes ............       (204,064)       (222,195)     (2,665,752)       (646,797)

Benefit from (provision for) income taxes .........          3,257         (25,961)          9,382        (112,190)
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations ...................   $   (200,807)   $   (248,156)   $ (2,656,370)   $   (758,987)
                                                      ============    ============    ============    ============
Discontinued Operations:

Income from discontinued operations, ..............   $       --      $    371,998    $    823,747    $  1,048,979
net of tax of $0

Gain (loss) on disposal of operations .............        402,949            --          (898,137)           --
                                                      ------------    ------------    ------------    ------------
    Income (loss) from discontinued operations ....        402,949         371,998         (74,390)      1,048,979
                                                      ============    ============    ============    ============
Net income (loss) .................................   $    202,142    $    123,842    $ (2,730,760)   $    289,992
                                                      ============    ============    ============    ============
Earnings (loss) per share

Basic
Income (loss) from continuing operations ..........   $      (0.01)   $      (0.02)   $      (0.18)   $      (0.05)
Income (loss) from discontinued operations ........           0.02            0.02           (0.00)           0.07
                                                      ------------    ------------    ------------    ------------
Net income (loss) per share - basic ...............   $      (0.01)   $      (0.00)   $      (0.18)   $       0.02
                                                      ============    ============    ============    ============

Diluted
Income (loss) from continuing operations ..........   $      (0.01)   $      (0.01)   $      (0.18)   $      (0.04)
Income (loss) from discontinued operations ........           0.02            0.02           (0.00)           0.06
                                                      ------------    ------------    ------------    ------------
Net loss per share - diluted ......................   $      (0.01)   $      (0.01)   $      (0.18)   $       0.02
                                                      ============    ============    ============    ============
Weighted average shares of common stock outstanding

Basic .............................................     24,945,652      15,939,726      14,503,356      15,939,726
Diluted ...........................................     24,945,652      17,336,908      14,503,356      17,983,476

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                   GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
                       AND SEPTEMBER 30, 2007 (UNAUDITED)
                                                                 9/30/08       9/30/07
                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................   $(2,730,760)   $   289,992
Income from discontinued operations ......................      (823,747)    (1,048,979)
Loss on disposal of discontinued operations ..............       898,137           --

Adjustments to reconcile net loss (income) to net cash used in (provided by) operating activities:

   Stock based consulting fee ............................       140,000           --
   Cost of reduction for guarantee .......................     1,388,667           --
   Deferred taxes ........................................        31,011           --
   Stock based compensation ..............................        51,699         62,267
   Change in fair value of derivative instruments ........    (2,920,000)          --
   Amortization of debt discount .........................     2,964,484           --

Changes in assets and liabilities
   Accounts payable ......................................       (31,548)       (36,051)
   Accrued expenses ......................................       (48,376)       173,540
   Accounts receivable ...................................        10,019           --
   Prepaid expenses ......................................        49,798        (29,100)
   Miscellaneous receivable ..............................       (36,383)          --
   Interest payable - affiliate ..........................          --          (21,219)
                                                             -----------    -----------
     Net cash flows used in continuing operations ........    (1,056,999)      (609,550)
     Net cash flows provided by discontinued operations ..       967,417        177,190
                                                             -----------    -----------
     Net cash flows provided by (used in) operations .....       (89,582)      (432,360)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from sale of subsidiaries ...............     5,308,527           --
   Proceeds from note receivable - affiliate .............       350,000           --
                                                             -----------    -----------
       Net cash provided by investing activities .........     5,658,527           --
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock ............................    (1,200,000)          --
   Proceeds from line of credit ..........................       670,000        497,341
   Repayment of line of credit ...........................    (1,417,341)      (150,000)
   Proceeds from convertible debenture ...................       100,000           --
   Proceeds from convertible debentures - related party ..       500,000           --
   Repayment of convertible debentures ...................    (2,100,000)          --
   Repayment of convertible debentures - related party ...      (500,000)          --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities    (3,947,341)       347,341
                                                             -----------    -----------
Increase (decrease) in cash ..............................     1,621,604        (85,019)
Cash at beginning of period ..............................          --           85,019
                                                             -----------    -----------

Cash at end of period ....................................   $ 1,621,604    $      --
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

                                                                            9 Months Ended            9 Months Ended
                                                                          September 30, 2008        September 30, 2007
                                                                        Basic         Dilutive      Basic        Dilutive
                                                                        --------------------------------------------------
Weighted average number of shares outstanding ........................   14,503,356   14,503,356   15,939,726   15,939,726

Common stock equivalent shares .......................................         --           --           --      2,043,750
                                                                                                   ----------   ----------
       Total weighted average and equivalent shares ..................   14,503,356   14,503,356   15,939,726   17,983,476
                                                                         ==========   ==========   ==========   ==========

3         DISCONTINUED OPERATIONS

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. (the "Agreement"). Pursuant to the Agreement, the Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. In addition, the Company terminated its Environmental Services and Management Agreement entered into with Olson's Greenhouses in 2007 as Triumvirate Environmental, Inc. is not engaged in the marketing or collection of waste oils in its businesses. As a result of the Agreement, the assets and liabilities Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations.


Principal Terms of the Transaction and Purchase Agreement with Triumvirate Environmental

The purchase price for the assets was $5,000,000 paid in cash on the closing date plus an amount equal to the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date to be paid approximately 120 days after the closing. A total of $200,000 was held in escrow pending resolution of contingent liabilities.

During the month of September, 2008, Triumvirate paid the Company $308,527 equal to the net working capital of Enviro-Safe and Enviro-Safe Corporation NE per the agreement. A total of $161,937 of accounts receivable was excluded from the working capital calculation per the terms of the agreement. The Company has reclaimed these receivables and recorded $95,583 net of an allowance of $66,354. The Company is pursuing collection of these accounts. An amount of $50,000 remaining from the $200,000 held in escrow was released to the Company after resolution of contingent liabilities. A total of $150,000 was paid to the parties and the Company was fully released of all liabilities.

Below is an allocation of the purchase price:

   YAGI redemption of 6.2 million shares common stock             $   1,000,000
   YAGI Convertible Debenture                                           888,889
   TD Banknorth line of credit                                          600,341
   Investor convertible debenture                                       100,000
   Related party convertible debentures                                 500,000
   YA Global 2.0 M share redemption                                     200,000
   Contingent Liabilities                                               150,000
   Interest and penalties                                               125,392
   Proceeds received by the Company                                   1,743,905
                                                                  -------------
              Total purchase price                                $   5,308,527
                                                                  =============

In connection with the Purchase, James F. Green, the Company's President, agreed with the Company to rescind the transaction in February 2008 in which the Company sold 4,366,667 shares of its common stock to Mr. Green for $200,000. In addition, the satisfaction of the Company's debt to YA Global Investments resulted in the cancellation of 6,266,666 shares of the Company's common stock. The payment to YA Global Investments of an additional $200,000 resulted in the cancellation of an additional 2,000,000 shares. The results of these transactions reduced the number of outstanding shares to 15,573,594.

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

As a result of the Agreement, the assets and liabilities the Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities to be disposed of in prior periods and the operations are presented as discontinued in the accompanying consolidated statements of operations.

The components of discontinued operations are as follows:
                                                              2008            2007
                                                      ------------    ------------
Net revenues ......................................   $  8,014,384    $ 11,276,403
Cost of revenues ..................................      5,706,293       7,954,544
                                                      ------------    ------------
           Gross profit ...........................      2,308,091       3,321,859

Selling, general and administrative expense .......      1,458,663       2,259,826
                                                      ------------    ------------
           Income from operations .................        849,428       1,062,033
                                                      ------------    ------------
Write off of Goodwill .............................     (4,431,320)           --
Loss on disposal of assets and liabilities ........     (1,736,379)           --
Gain on sale of subsidiaries ......................      5,402,949            --
Loss (gain) on equipment disposal .................       (139,032)         20,245
Interest expense ..................................        (20,036)        (33,299)
                                                      ------------    ------------
           Total other income and expense .........       (923,818)        (13,054)
                                                      ------------    ------------
           Income before provision for income taxes        (74,390)      1,048,979
Total provision for tax ...........................           --              --
                                                      ------------    ------------
           Total income - discontinued operations .   $    (74,390)   $  1,048,979
                                                      ============    ============

The results presented above for 2008 and 2007 include the operating activity for the discontinued operations for the nine months ended September 30, 2008 and 2007. Assets and liabilities of the discontinued businesses were reported as assets and liabilities to be disposed of at September 30, 2008.

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

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 and October 31, 2007 an additional 200,000 and 200,000 stock options were issued respectively. A total of 200,000 options were forfeited in 2007. In 2008, an additional 2,880,600 options were forfeited. 2,466,200 of the shares were forfeited in exchange for $94,500 with the remaining shares forfeited due to termination of employment. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

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


A summary of option activity as of September 30, 2008 is presented below:
                                                                                           Weighted Average
                                                               Weighted Average         Remaining Contractual
                Options                       Shares            Exercise Price              Term (in years)
----------------------------------------   --------------    ----------------------    --------------------------
Outstanding at January 1, 2008                 3,270,000                      0.06                          4.20
   Granted                                            --                        --                            --
   Exercised                                          --                        --                            --
   Forfeited or expired                      (2,880,600)                      0.06                          3.75
Outstanding at September 30, 2008                389,400                      0.06                          3.02
                                           ==============    ----------------------    --------------------------
Exercisable at September 30, 2008                389,400                      0.06                          3.02
                                           ==============    ======================    ==========================

A summary of the status of the Company's nonvested shares as of September 30, 2008 and changes during the period then ended is presented below:

              Nonvested Shares                                Shares                      Weighted Average
                                                                                           Exercise Price
---------------------------------------------     ------------------------------    ----------------------------
 Nonvested at January 1, 2008                                         3,270,000                             0.06
    Granted                                                                  --                               --
    Vested                                                              389,400                             0.06
    Forfeited                                                       (2,880,600)                             0.06
                                                  ------------------------------    -----------------------------
 Nonvested at September 30, 2008                                             --                             0.06
                                                  ==============================    =============================

As a result of stock option forfeitures, there is no unrecognized compensation related to stock options granted as of September 30, 2008. Total compensation expense recognized related to nonvested stock during the period ended September 30, 2008 was $51,699.

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

8        CONVERTIBLE DEBENTURES

                        YA GLOBAL CONVERTIBLE DEBENTURE

On January 11, 2008, GS EnviroServices entered into a Stock Purchase Agreement with GreenShift Corporation, and a Securities Purchase Agreement with YA Global Investments, L.P. ("YAGI"). GreenShift owned 15 million shares of the common stock of GS EnviroServices, representing 53% of the total outstanding shares. In accordance to a forbearance agreement between GreenShift and YAGI, YAGI took possession of the 15 million shares.

On January 11, 2008, the Company issued a $2.0 million dollar convertible debenture to YAGI and in exchange, YAGI limited the Company's liability under the Global Guarantee agreement to $1.5 million (see Guarantees), reduced the principal balance of the debentures due to YAGI from GreenShift by $2.0 million, and released 8,733,333 common shares of GS EnviroServices to the Company. The Company recorded the receipt of the 8,733,333 common shares as treasury stock, based on the cost method in the amount of $611,333. Additionally, the Company allocated $1,388,667 of the $2,000,000 debenture issued to the cost of reducing our guarantee on the GreenShift debt.

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

GUARANTEES

In  connection  with the  Letter  Agreement,  the  Company  can redeem the final
6,266,667 shares of stock held by YAGI for $1.0 million on or before May 10, 2008. In exchange for the redemption of these shares, the Company's liability under the Global Guarantee agreement will be reduced to zero. On April 22, 2008, YAGI signed an amendment to the letter agreement. The amendment provides an extension to the due date to July 31, 2008 in connection with the purchase agreement the Company entered into with Triumvirate (see Note 3 - Discontinued Operations). The agreement also provides that YAGI will return the 2,000,000 shares issued to them in January of 2008 in exchange for $200,000. As compensation and consideration for YAGI to enter into this amendment, the Company paid a fee in the amount of five thousand dollars $5,000. On June 20, 2008, the Company completed the Asset Stock purchase with Triumvirate Environmental. YAGI received $1.2 million directly from the proceeds of the transaction releasing the 8,266,667 shares of stock held by YAGI. The Company recorded the receipt of the 8,266,667 common shares as treasury stock, based on the cost method in the amount of $1,200,000.

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

           $400,000     James F. Green, President and CEO

           $100,000     Doris Christiani, Chief Financial Officer

           $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

           $100,000     Ross Hartman, President, Enviro-Safe Corporation

           $100,000     Private investor

On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667. As part of the Asset Stock purchase with Triumvirate Environmental, Mr. Green agreed to rescind the issuance of these shares. On June 20, 2008, Mr. Green returned the shares, and in exchange, the Company returned his original $200,000 investment. The Company recorded the receipt of the 4,366,667 common shares as treasury stock based on the cost method, and increased Additional Paid in Capital in the amount of $105,667.

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

10       COMMITMENTS AND CONTINGENCIES

In connection with the Asset Stock Purchase of Enviro-Safe Corp. and Enviro-Safe Corporation (NE), $200,000 was withheld from the allocation of the purchase price. The $200,000 was held in an escrow account pending the outcome of several contingent liabilities. One liability concerned a third party complaint whereas the Company was one of a number of named defendants for response costs associated with the release from a Third Party Plaintiff facility. The Company has settled this matter for $80,000. The second liability involved the settlement of a closure bond related to the Company's former TSDF facility in Lowell, MA. The company has settled this matter for $70,000. The $50,000 balance was returned to the Company in September 2008.

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

In February 2007, the Company received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom the Company transferred hazardous materials in the past. The Company is investigating the matter. However, as of September 30, 2008, a liability has not been ascertained and the amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

11       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                 2008           2007
                                                                          --------------------------
    Cash paid during the year for the following:
        Interest ......................................................   $    93,693    $    44,402
        Income taxes ..................................................        (9,382)          --
                                                                          -----------    -----------
               Total ..................................................        84,311         44,402
                                                                          ===========    ===========
    Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Issuance of convertible debenture for reduction of guarantee ......   $ 1,388,667    $      --
    Purchase of treasury stock by issuance of convertible debenture ...     1,200,000           --
    Contribution of capital from debt and accrued interest due to affiliate      --          576,397
     Total
                                                                          -----------    -----------
                                                                          $   576,397    $ 2,588,667
                                                                          ===========    ===========

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

During the nine months ended June 30, 2007 the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

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

The benefit from (provision for) income taxes as of September 30, 2008 and September 30, 2007 consisted of the following:

     Current provision:                      2008        2007
                                        ----------------------
     Federal ........................   $    --     $(101,019)
     State ..........................       9,382     (11,171)
                                        ---------   ---------
     Total current provision ........       9,382    (112,190)
                                        =========   =========
Deferred provision for tax:
   Federal ..........................        --          --
     State ..........................        --          --
                                        ---------   ---------
     Total deferred provision for tax        --          --
                                        =========   =========

Total provision for tax .............   $   9,382   $(112,190)
                                        =========   =========

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

17        RETIREMENT OF TREASURY STOCK

On August 14, 2008, the Board of Directors of GS EnviroServices resolved to retire 17 million shares of treasury stock. This resulted in an increase to Additional Paid in Capital in the amount of $1,794,333 and a reduction of 17 million shares of common stock. This reduced the outstanding shares of common stock from 32,573,594 shares to 15,573,594 shares.

18        SUBSEQUENT EVENTS

On October 1, 2008, the board of directors of GS EnviroServices resolved to declare a dividend of $0.07/share. The date of record was October 17, 2008 with a payout date of October 24, 2008. On October 24, 2008, GS EnviroServices issued $1,090,151 to the shareholders of record on October 17, 2008.

On October 30, 2008, the Company entered into an agreement to purchase 100,000 gallons of biodiesel for $180,000. Production is expected to be completed on or about November 9, 2008. The Company will receive a receive a 15% return on the investment as the biodiesel is processed for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").


BUSINESS OVERVIEW

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. ("Triumvirate"). The assets sold are substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. As a result of the Purchase, the assets and liabilities the Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of and the operation are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 - Discontinued Operations).

GS EnviroServices Inc. intends to retain approximately $500,000 from the proceeds of the sale of Enviro-Safe Corp. and Enviro-Safe Corporation NE to serve as working capital while management develops and implements a new business plan for the Company. The Company intends to pursue business opportunities in the environmental and alternative energy fields. The Company will provide timely announcements on such developments.

Following the closing of the Purchase Agreement, we expect to remain a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2007

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the three months ended September 30, 2008 was $272,232 as compared to $201,210 for the corresponding period in 2007. The increase of $71,022 in G&A expenses was related to $99,500 of expenses for bonuses paid to former employees of GS EnviroServices for their years of service.

OTHER INCOME (EXPENSE)

Interest expense has decreased for the three months ended September 30, 2008, as compared to the corresponding periods of 2007.

                                Three Months Ended September 30,
                 ---------------------- ------------------- --------------------------
                             2008                  2007                  Change
                 ---------------------- ------------------- --------------------------
Line of Credit                 --                 $10,485                $(10,485)
Affiliate Interest             --                 $10,500                $(10,500)

On March 31, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the three months ended September 30, 2007 was $10,500.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $10,485 for the three months ended September 30, 2007.

Interest expense from discontinued operations of $12,438 for the three months ended September 30, 2007 has been excluded from these numbers.


The Company recognized $68,168 of miscellaneous income in the period. This was a result of consulting fees paid to the Company by Triumvirate Environmental to assist with the transition after the close.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2007

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the nine months ended September 30, 2008 was $1,207,076 as compared to $602,394 for the corresponding period in 2007. The increase of $604,682 in G&A expenses includes the $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement, $120,000 prepayment penalties paid to related party and outside investors, $74,579 in legal fees related to the Purchase Agreement with Triumvirate, $21,458 increase in insurance, $99,500 for bonuses paid to former employees of GS EnviroServices for their years of service, and $122,150 in legal settlements. SG&A expense for the periods ending September 30, 2008 and September 30, 2007 of $1,458,709 and $2,259,826 respectively for operations to be disposed of have been excluded.

OTHER INCOME (EXPENSE)

Interest expense has increased $70,277 for the nine months ended September 30, 2008, as compared to the corresponding periods of 2007.

                                                                Nine Months Ended September 30,
                                              ---------------------- ------------------- -----------------
                                                      2008                  2007                  Change
                                              ---------------------- ------------------- -----------------
Interest Expense - Related Party                     $15,994                 --                  $ 15,994
Line of Credit                                       20,671               $30,612                 (9,941)
Affiliate Interest                                     --                 $13,790                (13,791)
Interest Expense - convertible debentures            $57,028                 --                   $57,028

On March 31, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the nine months ended September 30, 2007 was $20,111.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $20,671 and $30,612 for the nine months ended September 30, 2008 and 2007 respectively.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. Total interest of $15,994 was expensed during the nine months ended September 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $57,028 for these debentures was expensed in the first nine months of 2008. Interest expense from discontinued operations of $20,037 and $33,299 for the periods ended September 30, 2008 and 2007 respectively have been excluded from these numbers.

The Company recognized $68,168 of miscellaneous income in the period. This was a result of consulting fees paid to the Company by Triumvirate Environmental to assist with the transition after the close.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing activities used $1,056,999 of cash in 2008 as compared to $609,550 cash used in 2007. This use of cash includes the $1.3 million paid to "YAGI" for the reduction of the guarantee as well as other costs associated with the purchase by Triumvirate Environmental. The Company's capital requirements consist of general working capital needs. The Company's capital resources consist primarily of cash generated from investing activities.

The Company had been unable to secure the financing necessary to expand its current operations. Potential sources of financing have been deterred by the large amount of convertible debt that the Company issued to YA Global Investments and others. The proceeds from the sale to Triumvirate were used, in part, to eliminate all of that convertible debt. Following the closing of the Purchase Agreement, we remain a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations

Non-cash adjustments for continuing operations recorded for the nine months ended September 30, 2008 totaled $1,655,861 and consisted of $51,699 in stock based compensation, $2,964,484 amortization of debt discount, $31,011 in deferred taxes, $140,000 stock based fees, ($2,920,000) change in derivative liabilities, and $1,388,667 cost of reduction of guarantee. Net cash flows of $967,417 from discontinued operations have been excluded from the above.

Accounts payable for continuing operations at September 30, 2008 totaled $13,002, a decrease of $33,030 from the December 31, 2007 balance of $46,032. Accounts payable of $1,828,081 and $1,778,134 for the nine months ended September 30, 2008 and December 31, 2007 from operations to be disposed of have been excluded from these numbers.

Accrued expenses for continuing operations at September 30, 2008 totaled $12,541, a decrease of $48,376 from the December 31, 2007 balance of $60,917. The Company also had and additional $286,000 stock based compensation accrued as of December 31, 2007. Accrued expenses of $410,548 and $362,881 for the nine months ended September 30, 2008 and December 31, 2007 from operations to be disposed of have been excluded from these numbers.

Net of discontinued operations, the Company had a positive working capital position of $1,719,825 as of September 30, 2008 as compared to a negative working capital position of $703,467 as of December 31, 2007. In October we distributed $1,090,151 of that working capital to our shareholders as a dividend.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of September 30, 2008. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 in alerting management on a timely basis to information required to be included in the Company's submissions and filings under the Act.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2008:

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


Date:                   November 14, 2008