Form 10-K
period 2008-12-31
GS ENVIROSERVICES, INC.
filed 2009-03-31
CIK 1163966

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K
                                -----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                          COMMISSION FILE NO.: 0-33513


                             GS ENVIROSERVICES, INC
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)


Delaware                                                             20-8563731
--------------------------------------------------------------------------------
(State of other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


590 South Street East, Raynham, MA                                      02767
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                  (617)413-3639
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer             Accelerated filer
                        ---                                  ---
Non-accelerated filer               Small reporting company   X
                        ---                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
                                          ---


The  number of  outstanding  shares of  common  stock as of March 31,  2009 was:
15,573,594. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2009 was 187,350.

================================================================================


                                TABLE OF CONTENTS

                                                                                                          Page No
Part I
Item 1      Business ........................................................................................3
Item 1A     Risk Factors ....................................................................................3
Item 1B     Unresolved Staff Comments .......................................................................3
Item 2      Properties.......................................................................................3
Item 3      Legal Proceedings................................................................................3
Item 4      Submission of Matters to a Vote of Security Holders .............................................3

Part II
Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities ..........................................................4
Item 6      Selected Financial Data .........................................................................4
Item 7      Management's Discussion and Analysis ............................................................5
Item 8      Financial Statements ............................................................................8
Item 9      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............24
Item 9A     Controls and Procedures ........................................................................24
Item 9B     Other Information ..............................................................................24

Part III
Item 10     Directors, Executive Officers and Corporate Governance  ........................................25
Item 11     Executive Compensation .........................................................................26
Item 12     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ...............................................................27
Item 13     Certain Relationships and Related Transactions, and Director Independence ......................27
Item 14     Principal Accountant Fees and Services .........................................................27

Part IV
Item 13     Exhibits .......................................................................................29

Signatures                                                                                                  28

ITEM 1  BUSINESS

                               BUSINESS OVERVIEW

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement with Triumvirate Environmental, Inc. ("Triumvirate"). The assets sold were substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. As a result of the Purchase, on the financial statements included in this Report the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities of discontinued operations as of December 31, 2007 and the operations are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3 to the Consolidated Financial Statements - Discontinued Operations).

GS EnviroServices Inc. has retained approximately $200,000 from the proceeds of the sale of Enviro-Safe Corp. and Enviro-Safe Corporation NE to serve as working capital while management develops and implements a new business plan for the Company. The Company intends to pursue business opportunities in the environmental and alternative energy fields. The Company will provide timely announcements on such developments.

Following the closing of the Purchase Agreement, we have remained a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations.

ITEM 1A     BUSINESS RISK FACTORS

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

The Company maintains executive offices in Raynham, MA on a month-to-month basis free of charge.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

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

---------------------------------------- -------------------------------------- --------------------
Period                                                  High                                  Low
---------------------------------------- -------------------------------------- --------------------
2008 Fourth Quarter                                     0.20                                  0.01
2008 Third Quarter                                      0.06                                  0.02
2008 Second Quarter                                     0.06                                  0.02
2008 First Quarter                                      0.10                                  0.05

2007 Fourth Quarter                                     0.16                                  0.05
2007 Third Quarter                                      0.18                                  0.07
2007 Second Quarter                                     0.79                                  0.08
2007 First Quarter                                      0.45                                  0.10

Title of Class                             Approximate Number of Holders of Record as of March 31, 2009
Common Stock, 0.001 par value                                                                   95

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

In October 2008 the Company distributed $1,090,150 ($0.07 per share) to our shareholders as a dividend. We have no present intention of paying dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2008:

                                                                                               Number of securities
                                                                                              remaining available for
                                    Number of securities to be                                 issuance under equity
                                    issued upon exercise of       Weighted average exercise      compensation plans
                                     outstanding options,         price of outstanding         (excluding securities
                                    warrants and rights (a)   options, warrants and rights    reflected in column (a)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                     --                           --                           --
approved by security holders
Equity compensation plans not              3,270,000                     $0.06                       1,600,000
approved by security holders
Total                                      3,270,000                     $0.06                       1,600,000

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2008.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6     SELECTION FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement with Triumvirate Environmental, Inc. ("Triumvirate"). The assets sold were substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts. As a result of the sale, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities of discontinued operations in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations (see Note 3 to the Consolidated Financial Statements - Discontinued Operations).

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

RESULTS OF OPERATIONS

YEAR END DECEMBER 31, 2008 VERSUS DECEMBER 31, 2007

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for continuing operations for the twelve months ended December 31, 2008 was $1,377,140 as compared to $1,182,398 for the corresponding period in 2007. The increase in G&A expenses includes
$74,579 in legal fees related to the Purchase Agreement with Triumvirate, $21,458 increase in insurance, $99,500 for bonuses paid to former employees of GS EnviroServices for their years of service, and $122,150 in legal settlements. SG&A expense for the years ending December 31, 2008 and December 31, 2007 of $1,458,709 and $3,005,187, respectively for Enviro-Safe and Enviro-Safe (NE) have been included in income from discontinued operations.

OTHER INCOME (EXPENSE)

Interest expense has increased $41,420 for the twelve months ended December 31, 2008, as compared to the corresponding periods of 2007.

                                                                Twelve Months Ended December 30,
                                              -------------------------------------------------------------
                                                      2008                  2007                  Change
                                              ---------------------- ------------------- ------------------
Interest Expense - Related Party                     $15,994                 --                  $ 15,994
Line of Credit                                        20,671              $21,661                   (990)
Affiliate Interest                                     --                 $30,612                (30,612)
Interest Expense - convertible debentures            $57,028                 --                   $57,028

The Company recognized $74,158 of miscellaneous income during the twelve months ended December 31, 2008as a result of consulting fees received by the Company from Triumvirate Environmental for assisting with the transition after the close.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. Total interest of $15,994 was expensed during the twelve months ended December 31, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $57,028 for these debentures was expensed in 2008. Interest expense from discontinued operations of $20,037 and $45,847 for the periods ended December 31, 2008 and 2007 respectively have been excluded from these numbers.

On March 31, 2007, the Board of Directors of GreenShift Corporation, our former parent voted to make a capital contribution to the Company. As a result, total accrued interest due on the loan in the amount of $62,871 was credited to additional paid in capital. Affiliate interest for the twelve months ended December 30, 2007 was $30,612.

On May 31, 2007, the Company closed on a Demand Line of Credit which bears interest that fluctuates based on the prime lending rate. Total interest paid was $20,671 and $21,661 for the twelve months ended December 31, 2008 and 2007 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing activities used $1,288,857 of cash in 2008 as compared to $686,585 cash used in 2007. This use of cash includes the $1.3 million paid to "YAGI" for the reduction of the guarantee of the Company's assets (see Note 7
- Convertible Debentures) as well as other costs associated with the purchase by Triumvirate Environmental. The Company's capital requirements consist of general working capital needs.

The Company had been unable to secure the financing necessary to expand its current operations. Potential sources of financing have been deterred by the large amount of convertible debt that the Company issued to YA Global Investments and others. The proceeds from the sale to Triumvirate were used, in part, to eliminate all of that convertible debt. Following the closing of the Purchase Agreement, we remain a public company listed on the OTC Bulletin Board. This situation will enable the Company to initiate new business operations without the burden of debt from past operations

Non-cash adjustments for continuing operations recorded for the twelve months ended December 31, 2008 totaled $921,495 and consisted of $566,000 in stock based compensation, $2,964,484 amortization of debt discount, $31,011 in deferred taxes, $280,000 allowance, and ($2,920,000) change in derivative liabilities. Net cash flows of $965,900 from discontinued operations have been excluded from the above.

Accounts payable for continuing operations at December 31, 2008 totaled $0, a decrease of $46,032from the December 31, 2007 balance of $46,032. Accrued expenses at December 31, 2008 totaled $30,643, a decrease of $30,274 from the December 31, 2007 balance of $60,917.

Net of discontinued operations, the Company had a positive working capital position of $218,384 as of December 31, 2008 as compared to a negative working capital position of $703,467 as of December 31, 2007. In October 2008, we distributed $1,090,150 to our shareholders as a dividend.

STOCKHOLDER MATTERS

Stockholders' equity was $0.2 million at December 31, 2008 as compared to $5.8 million at December 31, 2007.

ITEM 7.          FINANCIAL STATEMENTS


                                                                                                      Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm....................................................9

Consolidated Balance Sheets ..............................................................................11

Consolidated Statements of Operations ....................................................................12

Consolidated Statements of Stockholders' Equity...........................................................13

Consolidated Statements of Cash Flows.....................................................................14

Notes to Consolidated Financial Statements ............................................................15-25



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying consolidated balance sheets of GS EnviroServices, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period then ended. GS EnviroServices Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ 08807
March 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 and 2007
ASSETS:                                                              12/31/08        12/31/07
                                                                   --------------------------
Current assets:
   Cash ........................................................   $   198,078    $      --
   Prepaid expenses ............................................         2,282         54,332
   Other receivables ...........................................        48,667           --
   Loan receivable .............................................          --          351,480
   Deferred taxes ..............................................          --           31,011
   Assets of discontinued operations ...........................          --        9,110,402
                                                                   -----------    -----------
       Total current assets ....................................       249,027      9,547,225
                                                                   -----------    -----------

TOTAL ASSETS ...................................................       249,027      9,547,225
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Line of credit ..............................................          --          747,341
   Accrued stock based compensation ............................          --          286,000
   Accounts payable ............................................          --           46,032
   Accrued expenses ............................................        30,643         60,917
   Liabilities of discontinued operations ......................          --        2,667,200
                                                                   -----------    -----------
       Total current liabilities ...............................        30,643      3,807,490
                                                                   -----------    -----------

       Total liabilities: ......................................        30,643      3,807,490
                                                                   -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized;
   15,573,594 shares issued and outstanding as of 12/31/08
   and 26,185,000 shares issued and outstanding as of 12/31/07 .        15,574         26,185
   Additional paid-in capital ..................................     5,353,072      6,631,611
   Retained deficit ............................................    (5,150,262)      (918,061)
                                                                   -----------    -----------
   Total stockholders' equity ..................................       218,384      5,739,735
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $   249,027    $ 9,547,225
                                                                   ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                12/31/08          12/31/07
                                                          ---------------------------------
Revenue ...............................................   $         --      $         --
Revenue with affiliates ...............................             --                --
                                                          --------------    --------------
     Total Revenues ...................................             --                --
                                                          --------------    --------------

Cost of revenues ......................................             --                --
                                                          --------------    --------------
     Gross profit .....................................             --                --
                                                          --------------    --------------
Operating Expenses:
     Selling Expenses .................................             --                --
     Stock Based compensation .........................           51,699           377,208
     General and administrative .......................        1,325,441           805,190
                                                          --------------    --------------
Total operating Expenses ..............................        1,377,140         1,182,398
                                                          --------------    --------------
Operating income (loss) ...............................       (1,377,140)       (1,182,398)
                                                          --------------    --------------
Other income (expense)
 Other expense (including stock based comp of $140,000)         (260,000)             --
     Miscellaneous income .............................           74,158              --
     Interest expense - related party .................          (15,994)          (30,612)
     Interest income - affiliate ......................             --               1,480
     Interest expense - convertible debenture .........          (57,028)             --
     Cost for reduction of guarantee ..................       (1,388,667)             --
     Amortization of debt discount ....................       (2,964,484)             --
     Change in value of derivative instruments ........        2,920,000              --
     Interest expense - line of credit ................          (20,671)          (21,661)
     Interest income ..................................           11,266              --
                                                          --------------    --------------
Total other income (expense), net .....................       (1,701,420)          (50,793)
                                                          --------------    --------------
     Income/loss before provision for income taxes ....       (3,078,560)       (1,233,191)
     Benefit from income taxes, net ...................           10,900             4,940
                                                          --------------    --------------
     Loss from continuing operations ..................       (3,067,660)       (1,228,251)
                                                          --------------    --------------
Discontinued Operations:

Income from discontinued operations, net of tax of $0 .          849,466         1,272,849
Loss on disposal of operations ........................         (923,856)           20,245
                                                          --------------    --------------
     Income (loss) from discontinued operations .......          (74,390)        1,293,094
                                                          --------------    --------------
     Net income (loss) ................................   $   (3,142,051)   $       64,843
                                                          ==============    ==============
Earnings (loss) per share

Basic
     Income (loss) from continuing operations .........   $        (0.21)   $        (0.06)
     Income (loss) from discontinued operations .......            (0.01)             0.06
                                                          --------------    --------------
     Net income (loss) per share - basic ..............   $        (0.22)   $        (0.00)
                                                          ==============    ==============
Diluted
     Income (loss) from continuing operations .........   $        (0.21)   $        (0.06)
     Income (loss) from discontinued operations .......            (0.01)             0.06
                                                          --------------    --------------
     Net loss per share - diluted .....................   $        (0.22)   $        (0.00)
                                                          ==============    ==============

Weighted average shares outstanding
     Basic ............................................       14,503,356        21,195,959
     Diluted ..........................................       14,503,356        22,971,586

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                   Treasury      Treasury        Common         Common     Additional    Accumulated       Total
                                      Stock         Stock         Stock          Stock        Paid In      Earnings/       Amount
                                     Shares        Amount        Shares         Amount       Capital        Deficit
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 2006 ........       --    $      --       6,185,000    $    6,185    $ 1,288,547    $(1,849,950)   $ (555,218)
                                   =========  ===========    ============    ==========    ===========    ===========    ==========

  Effect of reverse merger of
  entities under common control.         --          --      19,000, 000        19,000       3,991,303        867,046     4,877,349


  Stock options ...................      --          --              --            --           91,208           --          91,208

  Contribution of capital (GSCT)...      --          --              --            --          585,156           --         585,156

  Contribution of capital (GSHF) ..      --          --              --            --          576,397           --         576,397

  Stock based consultant fee ......      --          --         1,000,000         1,000         99,000           --         100,000

  Net earnings ....................      --          --              --            --             --           64,843        64,843
                                    ---------  -----------    ------------    ----------    -----------    -----------    ----------

Balance December 31, 2007 ........       --          --      26,185,000 $        26,185    $ 6,631,611    $  (918,061)   $5,739,735
                                    =========  ===========    ============    ==========    ===========    ===========    ==========

  Stock options ..................       --          --              --            --           51,699           --          51,699

  Stock based compensation .......       --          --         2,000,000         2,000        138,000           --         140,000

  Stock issued for compensation ..       --          --         4,400,000         4,400        281,600           --         286,000

  Issuance of warrants ...........       --          --              --            --           44,484           --          44,484

  Purchase of treasury stock .....(17,000,000)  1,811,333            --            --             --             --            --

  Retirement of treasury stock ... 17,000,000  (1,811,333)    (17,000,000)      (17,000)    (1,794,333)          --      (1,811,333)

  Cancellation of shares .........       --          --           (11,406)          (11)            11           --            --


  Dividend ......................        --          --              --            --             --              --     (1,090,150)

  Net loss ....................          --          --              --            --             --       (3,142,051)   (3,142,051)
                                    --------- -----------    ------------    ----------    -----------    -----------    ----------
Balance December 31, 2008 ......         --   $      --        15,573,594    $   15,574    $ 5,353,072    $(5,150,262)   $  218,384
                                    =========  ==========    ============    ==========    ===========    ===========    ==========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                                                12/31/08        12/31/07
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................   $(3,142,051)   $    64,843
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

   (Income) from discontinued operations .................      (849,466)    (1,048,979)
   Loss on disposal of discontinued operations ...........       923,856           --
   Loss on reduction of guarantee agreement ..............     1,388,667           --
   Allowance .............................................       280,000           --
   Deferred taxes ........................................        31,011           --
   Stock based compensation ..............................       426,000         91,208
   Stock based compensation - options ....................        51,700           --
   Change in fair value of derivative instruments ........     2,964,484           --
   Amortization of debt discount .........................    (2,920,000)          --

Changes in assets and liabilities
   Other assets ..........................................       (97,574)          --
   Accounts receivable ...................................          --           (1,480)
   Accounts payable ......................................       (44,551)       (28,309)
   Accrued expenses ......................................      (316,274)       342,693
   Prepaid expenses ......................................        52,050        (54,332)
   Deferred taxes ........................................          --          (31,011)
   Interest due to affiliate .............................          --          (21,219)
   Miscellaneous receivable ..............................       (36,709)          --
                                                             -----------    -----------
     Net cash flows used in continuing operations ........    (1,288,857)      (686,586)
     Net cash flows provided by discontinued operations ..       965,900        204,226
                                                             -----------    -----------
     Net cash flows provided by (used in) operations .....      (322,957)      (482,360)
                                                             -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from sale of subsidiaries ...............     5,308,527           --
   Issuance of note receivable ...........................      (100,000)          --
   Proceeds (issuance) of note receivable ................       350,000       (350,000)
                                                             -----------    -----------
     Net cash provided by investing activities ...........     5,558,527       (350,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ..........................       670,000        897,341
   Repayments Line of Credit .............................    (1,417,341)      (150,000)
   Proceeds from convertible debenture - related party ...       500,000           --
   Proceeds from convertible debenture ...................       100,000           --
   Repayment of convertible debenture - related party ....      (500,000)          --
   Repayment of convertible debenture ....................    (2,100,000)          --
   Purchase of treasury stock ............................    (1,200,000)          --
   Dividends paid ........................................    (1,090,151)          --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities    (5,037,492)       747,341
                                                             -----------    -----------

Increase (decrease) in cash ..............................       198,078        (85,019)

Cash at beginning of period ..............................          --           85,019
                                                             -----------    -----------

Cash at end of period ....................................   $   198,078    $      --
                                                             ===========    ===========


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On June 20, 2008, GS EnviroServices, Inc. (the "Company") completed an Asset and Stock Purchase Agreement (the "Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). The Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. As a result of the Agreement, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) have been presented as assets and liabilities of discontinued operations as of December 31, 2007 and the operations of Enviro-Safe and Enviro-Safe (NE) have been presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007.

2         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 2008 are 844,200 shares from the conversions of 844,200 outstanding options and warrants. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for the twelve months ended December 31, 2008 consisted of the following:

                                                                                    Twelve Months Ended
                                                                                    December 31, 2008
                                                                                    Basic         Dilutive
                                                                             ------------    -------------
Weighted average number of shares outstanding ....................             14,503,356       14,503,356
Common stock equivalent shares (treasury stock method)                                 --               --
                                                                             ------------    -------------
     Total weighted average and equivalent shares ................             14,503,356       14,503,356
                                                                             ============    =============
          Net loss (income) .............................................    $ (3,142,051)   $  (3,142,051)
                                                                             ============    =============
Earnings per share, basic and dilutive ..................................    $      (0.22)   $       (0.22)
                                                                             ============    =============

CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances were not in excess of these limits at December 31, 2008.

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation to employees under SFAS 123(R). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosure about Derivative Instruments and Hedging Activities. This Statement is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business
Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

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

3         DISCONTINUED OPERATIONS

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. (the "Agreement"). Pursuant to the Agreement, the Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. In addition, the Company terminated its Environmental Services and Management Agreement entered into with Olson's Greenhouses in 2007 as Triumvirate Environmental, Inc. is not engaged in the marketing or collection of waste oils in its businesses. As a result of the Agreement, the assets and liabilities Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities of discontinued operations in the balance sheet at 12/31/07 and their operations through the date of sale have been presented as discontinued in the accompanying consolidated statements of operations.

Principal Terms of the Transaction and Purchase Agreement with Triumvirate Environmental

The purchase price for the assets was $5,000,000 paid in cash on the closing date plus an amount equal to the net working capital of Enviro-Safe and Enviro-Safe (NE) as of the closing date to be determined and paid approximately 120 days after the closing. A total of $200,000 was held in escrow pending resolution of contingent liabilities.

During the month of September, 2008, Triumvirate paid the Company $308,527 equal to the net working capital of Enviro-Safe and Enviro-Safe Corporation NE per the agreement. A total of $161,937 of accounts receivable was excluded from the working capital calculation per the terms of the agreement. The Company has reclaimed these receivables and realized $65,001 in collections and reserved the remaining $96,936 as of December 31, 2008.

An amount of $50,000 remaining from the $200,000 held in escrow was released to the Company after resolution of contingent liabilities. A total of $150,000 was paid to the parties and the Company was fully released of all liabilities.

Below is an allocation of the proceeds:

   Purchase of treasury shares from YAGI                          $   1,000,000
   YAGI Convertible Debenture                                           888,889
   TD Banknorth line of credit                                          600,341
   Investor convertible debenture                                       100,000
   Related party convertible debentures                                 500,000
   YA Global 2.0 M share redemption                                     200,000
   Contingent Liabilities                                               150,000
   Interest and penalties                                               125,392
   Proceeds retained by the Company                                   1,743,905
                                                                  -------------
              Total purchase price                                $   5,308,527
                                                                  =============

In connection with the sale of the company's operations, James F. Green, the Company's President, agreed with the Company to rescind the transaction in February 2008 in which the Company sold 4,366,667 shares of its common stock to Mr. Green for $200,000. In addition, the satisfaction of the Company's debt to YA Global Investments resulted in the cancellation of 6,266,666 shares of the Company's common stock. The payment to YA Global Investments of an additional $200,000 resulted in the cancellation of an additional 2,000,000 shares. The results of these transactions reduced the number of outstanding shares to 15,573,594.

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

As a result of the Agreement, the assets and liabilities the Enviro-Safe Corp., Enviro-Safe Corporation (NE), and Olson's are presented as assets and liabilities of discontinued operations in the December 31, 2007 balance sheet and their operations through the date of the sale have been presented as discontinued in the accompanying consolidated statements of operations.

The components of discontinued operations are as follows:
                                                                                  2008               2007
                                                                       ---------------    ---------------
Net revenues                                                           $     8,014,384    $    15,286,064
Cost of revenues                                                             5,706,293         10,962,181
                                                                       ---------------    ---------------
           Gross profit                                                      2,308,091          4,323,883

Selling, general and administrative expense                                  1,438,589          3,005,187
Other Expenses                                                                  20,036             45,847
                                                                       ---------------    ---------------
           Income from discontinued operations                         $       849,466    $     1,272,849
                                                                        ==============     ==============

Write off of Goodwill                                                  $   (4,431,320)    $            --
Loss on disposal of assets and liabilities                                 (1,736,379)                 --
Gain on sale of subsidiaries                                                 5,382,875                 --
Loss (gain) on equipment disposal                                            (139,032)             20,245
                                                                       ---------------    ---------------
           Total other income and expense                              $     (923,856)    $        20,245
                                                                       ===============    ===============

4          LINE OF CREDIT

On May 31, 2007, the Company closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2008, the rate was 5.0%. The line was secured by all assets of the Company.

The outstanding line of credit balance of $600,341 and $2,187 was paid in full from the proceeds of the Asset Stock Purchase Agreement with Triumvirate Environmental. In July 2008 the line of credit was closed and the Company received a release from all obligations.

5        NOTE RECEIVABLE

In November 2008, the Company received a note receivable of $100,000 in exchange for $100,000 cash. The loan carries a 5% per annum interest rate and is in default. As of December 31, 2008 a full reserve has been taken against this note receivable.

6         NOTE PAYABLE - AFFILIATE

On May 11, 2007, the Board of Directors of GS CleanTech Corporation, an affiliate company at that time, elected to make a capital contribution to the Company. As a result the $585,156 inter company loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital. On September 30, 2007, the Board of Directors of GreenShift Corporation, our parent corporation at that time, elected to make a capital contribution to the Company. As a result the $513,580 inter-company loan balance and accrued interest of $62,817 due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

7         CONVERTIBLE DEBENTURES

YA GLOBAL CONVERTIBLE DEBENTURE

On January 11, 2008, GS EnviroServices entered into a Stock Purchase Agreement with GreenShift Corporation, and a Securities Purchase Agreement with YA Global Investments, L.P. ("YAGI"). At the date of these agreements GreenShift owned 15 million shares of the common stock of GS EnviroServices, representing 53% of the total outstanding shares. In accordance to a forbearance agreement between GreenShift and YAGI, YAGI took possession of the 15 million shares.

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

YAGI was issued 2.0 million shares of GS EnviroService's common stock as incentive to enter into this agreement. The convertible debenture issued provided that YAGI may convert the accrued interest and principal on the debenture into GS EnviroServices common stock at a conversion rate equal to the lesser of $.05 or 80% of the lowest closing bid price for the 30 trading days preceding conversion. The conversion feature on this debenture due to YAGI is variable based on trailing market prices and contained an embedded derivative. $1.0 million of the principal was due on February 11, 2008. The remaining principal was payable in monthly installments of $27,777 with the final principal balance due on February 11, 2008. Due to the embedded derivative a note discount of $2,000,000 and a derivative liability of $2,050,000 were recorded at the assumption date. On February 11, 2008, the Company paid the $1,000,000 principal payment. Interest accrued on the balance at 10% per annum and was due monthly. On June 20, 2008, the Company completed an Asset Stock purchase with Triumvirate Environmental. As of June 20, 2008, the principal balance was $888,883 principal and $3,204 of interest was accrued. The principal and interest was paid in full directly to YAGI from the proceeds of the Triumvirate purchase. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an accounting gain of $996,527 and loss of $895,593 respectively.

GUARANTEES

In connection with the Securities Purchase Agreement entered into with YAGI, the Company entered into a Letter Agreement, whereby, the Company was given the option to acquire the final 6,266,667 shares of GS EnviroServices, Inc. common stock held by YAGI for $1.0 million on or before May 10, 2008. In exchange for the redemption of these shares, the Company's liability under the Global Guarantee agreement will be reduced to zero. On April 22, 2008, YAGI signed an amendment to the letter agreement. The amendment provided for an extension of the date for which the Company may acquire the common stock held by YAGI to July 31, 2008. The agreement also provided that YAGI will return the 2,000,000 shares issued to them in January of 2008 in exchange for $200,000. As compensation and consideration for YAGI to enter into this amendment, the Company paid a fee in the amount of five thousand dollars $5,000. On June 20, 2008, the Company completed the Asset Stock purchase with Triumvirate Environmental. YAGI received $1.2 million directly from the proceeds of the transaction releasing the 8,266,667 shares of stock held by YAGI. The Company recorded the receipt of the 8,266,667 common shares as treasury stock, based on the cost method in the amount of $1,200,000.

OTHER CONVERTIBLE DEBENTURES

On February 11, 2008, the Company accepted $800,000 from key employees and an investor. The proceeds were used to complete the $1,000,000 due to YAGI on February 11, 2008. The remaining $200,000 was drawn from the Company's Line of Credit.

On February 11, 2008, GS EnviroServices accepted loans from the following individuals:

          $400,000     James F. Green, President and CEO

          $100,000     Doris Christiani, Chief Financial Officer

          $100,000     Steven Powers, President, Enviro-Safe Corporation (NE)

          $100,000     Ross Hartman, President, Enviro-Safe Corporation

          $100,000     Private investor

On February 11, 2008, Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.045/share. These shares were issued from the recently acquired treasury shares and resulted in a decrease to Additional Paid in Capital in the amount of $105,667. As part of the Asset Stock Purchase Agreement with Triumvirate Environmental, Mr. Green agreed to rescind the issuance of these shares. On June 20, 2008, Mr. Green returned the shares, and in exchange, the Company returned his original $200,000 investment. The Company recorded the receipt of the 4,366,667 common shares as treasury stock based on the cost method, and increased Additional Paid in Capital in the amount of $105,667.

In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. As a result of the embedded derivative a $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. On June 20, 2008, the Company completed an Asset Stock Purchase Agreement with Triumvirate Environmental. The note holders were paid an aggregate of $600,000 principal and $120,000 pre-payment penalties directly from the proceeds. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an aggregate accounting gain of $615,000 and a loss of $558,447 respectively.

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

8         EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 7-Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. In addition, at the initial date of issuance, the Company recorded a debt discount of $2,600,000.

9        COMMITMENTS AND CONTINGENCIES

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

GUARANTEE AGREEMENT

On October 31, 2006 GreenShift, the Company's former parent, guaranteed the following obligations:

     o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., a subsidiary of GreenShift Corporation, to Stillwater Asset-Backed Fund, LP;

     o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation, a subsidiary of GreenShift Corporation, to YA Global Investments LP (f/k/a Cornell Capital Partners, LP).

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

On June 20, 2008, the Company completed an Asset Stock Purchase Agreement with Triumvirate Environmental. A portion of the purchase price was paid directly to YA Global Investments to fully satisfy the Company's liabilities. The Company has been released from the guarantee agreement upon satisfaction of all liabilities (see Note 3- Discontinued Operations for more details).

10       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2008                2007
                                                                                --------------------------------
     Cash paid during the year for the following:
         Interest                                                               $     93,693       $      44,402
         Income taxes                                                               (10,900)             (4,940)
                                                                                ------------      --------------
                Total                                                                 82,793              39,462
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee               $  1,388,667      $           --
     Purchase of treasury stock by issuance of convertible debenture                 611,333                  --
     Contribution of capital from debt and accrued interest due to affiliate              --           1,161,553
                                                                                ------------      --------------
     Total                                                                      $  2,000,000      $    1,161,553
                                                                                 ===========       =============

11      RETIREMENT PLAN

The Company maintained a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. As of June 20, 2008, the Company has terminated the plan.

12      RELATED PARTY TRANSACTIONS

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

In consideration for the above loans, the Company issued each party a convertible debenture for the face value on February 11, 2008. The conversion price on the debentures is the lesser of $0.06 or eighty percent (80%) of the lowest closing bid price of the common stock during the thirty (30) trading days immediately preceding the conversion date. The debentures bear interest at 10% per annum, payable monthly. The principal balance is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. As a result of the embedded derivative a $600,000 note discount and $800,000 derivative liability in aggregate were recorded at the assumption date. On June 20, 2008, the Company completed an Asset Stock Purchase Agreement with Triumvirate Environmental. The note holders were paid an aggregate of $600,000 principal and $120,000 pre-payment penalties directly from the proceeds. As of June 20, 2008, the derivative liability was adjusted to market price. The derivative liability and debt discount were written off as of June 20, 2008 resulting in an aggregate accounting gain of $615,000 and a loss of $558,447 respectively.

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

On May 11, 2007, the Board of Directors of GS CleanTech Corporation, an affiliate company at that time, elected to make a capital contribution to the Company. As a result the $585,156 inter company loan balance due from the Company to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

On September 30, 2007, the Board of Directors of GreenShift Corporation, our parent corporation at that time, elected to make a capital contribution to the Company. As a result the $513,580 inter-company loan balance and accrued interest of $62,817 due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

During the year ended December 31, 2008, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of the Company.

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

The benefit from income taxes as of December 31, 2008 and December 31, 2007 consisted of the following:

Current benefit: ....      2008     2007
                        -------   ------
Federal .............   $  --     $ --
State ...............    10,900    4,940
                                  ------
Total current benefit   $10,900   $4,940
                        =======   ======

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

The Company's total deferred tax assets and valuation allowance is as follows:

     Total deferred tax assets          $  1,030,000      $    31,011
     Less valuation allowance             (1,030,000)             --
                                        -------------     -----------
     Net Deferred tax assets            $       --        $    31,011
                                        =============     ===========

As of December 31, 2008, the Company has available approximately $1,030,000 of net operating loss carry-forwards which may be used to reduce both future federal and state taxable income and expire in December 2028 and 2013 respectively.

14        PREFEERED STOCK ISSUANCE

INCREASE IN AUTHORIZATION OF STOCK - PREFERRED STOCK

On March 7, 2008, GS EnviroServices' Board of Directors approved an amendment to GS EnviroServices' Certificate of Incorporation to increase the authorized capital stock to include, with the 100,000,000 shares of common stock already authorized, 1,000,000 shares of preferred stock, par value $.001per share. The preferred shares will be "blank check" shares, meaning that the Board of Directors will have the authority to determine the rights, preferences and limitations associated with the shares, without having to seek a vote of shareholders. On March 7, 2008, the holder of a majority of the voting power of the outstanding voting stock gave his written consent to the amendment. On April 28, 2008, the Secretary of State of the State of Delaware received the Amendment with an effective date of April 30, 2008. As of December 31, 2008, the Company did not have shares of preferred stock outstanding.

15        RETIREMENT OF TREASURY STOCK

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

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 and October 31, 2007 an additional 200,000 and 200,000 stock options were issued respectively. A total of 200,000 options were forfeited in 2007. In 2008, an additional 3,025,800 options were forfeited. 2,611,400 of the shares were forfeited in exchange for $116,500 with the remaining shares forfeited due to termination of employment. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

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

A summary of option activity as of December 31, 2008 is presented below:
                                                                                           Weighted Average
                                                               Weighted Average         Remaining Contractual
               Options                        Shares            Exercise Price             Term (in years)
----------------------------------------   --------------    ----------------------    --------------------
Outstanding at January 1, 2008                3,270,000              0.06                        3.67
   Granted                                           --               --                          --
   Exercised                                         --               --                          --
   Forfeited or expired                     (3,025,800)              0.06                        3.25
Outstanding at December 31, 2008                244,200              0.06                        3.19
                                           -------------    ----------------------    ---------------------
Exercisable at December 31, 2008                244,200              0.06                        3.19
                                           =============    ======================    =====================

A summary of the status of the Company's nonvested shares as of December 31,
2008 and changes during the period then ended is presented below:
              Nonvested Shares                               Shares          Weighted Average
                                                                               Exercise Price
---------------------------------------------     --------------------   --------------------
 Nonvested at January 1, 2008                              3,270,000                    0.06
    Granted                                                       --                     --
    Vested                                                   244,200                   0.06
    Forfeited                                            (3,025,800)                   0.06
                                                  --------------------   --------------------
 Nonvested at December 31, 2008                                   --                   0.06
                                                  ====================   ====================

As a result of stock option forfeitures, there is no unrecognized compensation related to stock options granted as of December 31, 2008. Total compensation expense recognized during the period ended December 31, 2008 was $51,699.

WARRANTS

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018. A summary of warrant activity as of December 31, 2008 is presented below:

                                                                                          Weighted Average
                                                               Weighted Average         Remaining Contractual
              Warrants                       Shares             Exercise Price             Term (in years)
----------------------------------------   --------------    ---------------------     ---------------------
Outstanding at January 1, 2008                  --                   --                           --

   Granted                                   600,000                0.10                         9.91
   Exercised                                    --                   --                           --
   Forfeited or expired                        ---                   --                           --
Outstanding at December 31, 2008             600,000                0.10                         9.91
                                           ==============    ---------------------     ---------------------
Exercisable at December 31, 2008             600,000                0.10                         9.91
                                           ==============    =====================     =====================

COMMON STOCK ISSUED FOR SERVICES

In December 2007, the Company accrued $286,000 for stock based compensation for key employees and consulting services performed in 2007. The $286,000 was listed as a current liability on the balance sheet as of December 31, 2007. On February 1, 2008, the Company issued 4,400,000 shares of common stock. These shares were registered on Form S-8 in February of 2008 in accordance with the Securities Act of 1933 of securities to be offered to employees pursuant to employee benefit plans.

COMMON STOCK ISSUED FOR MANAGEMENT AGREEMENT

On December 5, 2007, the Company entered into an environmental services and management agreement with Olson's Greenhouses, Inc. located in Raynham, MA. In consideration for this agreement, the Company has issued to MC Green, LLC 1,000,000 shares of GS EnviroServices, Inc. stock with a fair value of $100,000. These shares are restricted and subject to the requirements of SEC Rule 144. MC Green, LLC is a holding Company for land owned by Olson's Greenhouses. As a result of the sale of the subsidiaries, the operations were discontinued and the assets were written off in December 2008.

17       RECLASSIFICATION

Certain items in the 2007 financial statements have been reclassified to conform with the 2008 presentation. These reclassifications have no effect on the equity or net loss as originally presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of December 31, 2008. The Company's disclosure controls and procedures are designed
(i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 in alerting management on a timely basis to information required to be included in the Company's submissions and filings under the Act.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the above condition, our internal controls over financial reporting were not effective as of December 31, 2008.

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

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                 Age      Position
-------------------------------------------------------------------------------
James Green          55  Chief Executive Officer, Member of Board of Directors
Doris Christiani     49  Chief Financial Officer

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

Doris Christiani, GS EnviroServices's Chief Financial Officer, has worked in the environmental industry for 15 years. From 1992 to 2003, Ms. Christiani was the Controller of Enviro-Safe Corporation, a subsidiary of GS EnviroServices. From December 2003 until March 2007, Ms. Christiani was employed as Controller of GS CleanTech Corporation. On March 19, 2007, GS CleanTech Corporation sold GS EnviroServices Inc. to TDS (Telemedicine) Inc. and Subsidiary. On that day, Kevin Kreisler resigned from his position as the Company's Chief Financial Officer and Doris Christiani was appointed to serve as Chief Financial Officer. Ms. Christiani has a bachelor's degree, an undergraduate degree in accounting, and is currently attending the Executive MBA program at Suffolk University.

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

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GS EnviroServices, Inc., 590 South Street East, Raynham, MA 02767.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth all compensation, whether from GS EnviroServices or its subsidiaries, awarded to, earned by, or paid to James Green, who was Chief Executive Officer of GS EnviroServices from March 19, 2007 to date and Chief Executive Officer of Enviro-Safe throughout the past three years, Kevin Kreisler, who was Chief Executive Officer of GS EnviroServices until March 19, 2007, and Doris Christiani, our Chief Financial Officer. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

                                                                 Stock         Option                Other
            James Green       Year       Salary      Bonus       Awards        Awards             Compensation
         -------------------- ------- -------------- -------- -------------- ------------- --------------------
                              2008      $131,250       --          --            --                    --
                              2007      $175,000       --       $130,000         --                    --
                              2006      $151,375       --          --            --                    --

                                                                 Stock         Option                 Other
          Doris Christiani    Year     Salary       Bonus        Awards        Awards             Compensation
         -------------------- ------- ----------- ------------ ------------ --------------- -------------------
                              2008     $100,000        --           --            --                    --
                              2007     $100,000        --        $65,000        $22,484                 --
                              2006        --           --           --            --                    --

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

EQUITY AWARDS

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2008 and those options held by the officers on December 31, 2008.

                      Option Grants in the Last Fiscal Year

                              Number of       Percent of total                                Potential realizable
                              securities       options granted    Exercise                   value at assumed annual
                              underlying       to employees in      Price                     rates of appreciation
                            option granted       fiscal year      ($/share)    Expiration        for option term
  ------------------------ ------------------ ------------------- ------------ ------------ ----------- ---------------
             None                   --                 --               --           --            5%            10%

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2008 and held by the officers unvested at December 31, 2008.

                  Unvested Stock Awards in the Last Fiscal Year

                               Number of Shares That                        Market Value of Shares That
                                  Have Not Vested                                  Have Not Vested
---------------------- ---------------------------------------- ----------------------------------------
        None                             --                                             --

COMPENSATION OF DIRECTORS

James F. Green, the sole member of the Board of Directors, is compensated for his services as noted above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides  information with respect to the equity  securities that are authorized for issuance under our compensation  plan as of December 31,
2008:
                                                                                               Number of securities
                                                                                             remaining available for
                                   Number of securities to     Weighted average exercise      issuance under equity
                                   be issued upon exercise       price of outstanding           compensation plans
                                   of outstanding options,       options, warrants and        (excluding securities
                                   warrants and rights (a)              rights               reflected in column (a)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                     --                          --                            --
approved by security holders
Equity compensation plans not             3,270,000                      $0.06                      1,600,000
approved by security holders
Total                                     3,270,000                      $0.06                      1,600,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock owned by each person who, as of the Record Date, owned beneficially more than 5% of the outstanding common stock, as well as the ownership of such shares by the sole member of GS EnviroServices' Board of Directors and the shares beneficially owned by its officers and directors as a group.

Name and Address                    Amount and Nature of            Percentage
of Beneficial Owner               Beneficial Ownership(1)             of Class
-------------------               -----------------------            ---------
James F. Green                               7,968,540                   51.2%
14B Jan Sebastian Drive
Sandwich, MA 02563

All officers and directors as                8,968,540                   57.6%
a group (2 persons)

MC Green, LLC                                1,000,000                    6.4%
590 South Street East
Raynham, MA 02767
------------------------------
(1) Ownership is of record and beneficial unless otherwise noted.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices's independent auditors, Rosenburg, Rich, Baker Berman and Company for the years ended December 31, 2008 and 2007 are as follows:

                                          2008             2007
                                 -------------------------------
Audit fees                      $       70,000    $      55,000
Audit-related fees                      15,000           15,000
Tax fees                                 5,000            5,000
Other fees                                  --               --
                                 --------------    -------------
       Total fees               $       90,000    $      75,000
                                ==============    =============

Audit fees consist of fees related to GS EnviroServices's year end financial statements and review of GS EnviroServices quarterly reports on Form 10QSB. Tax fees consist of fees related to analysis of GS EnviroServices and preparation of GS EnviroServices' United States federal, state, and local tax returns in 2008.

It is the policy of GS EnviroServices's board of directors to approve all engagements of GS EnviroServices's independent auditors to render audit or non-audit services prior to the initiation of such services.

                                     PART IV

ITEM 15.    EXHIBITS

The following are exhibits filed as part of the Company's Form 10-K for the period ended December 31, 2008:

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

By:           /S/       JAMES F. GREEN
              ------------------------
                        JAMES F. GREEN
                        President, Chief Executive Officer

By:           /S/       DORIS CHRISTIANI
              --------------------------
                        DORIS CHRISTIANI
                        Chief Financial Officer


Date:                   March 31, 2009

In accordance with the Exchange Act, this report has been signed below on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.


/S/           JAMES F. GREEN
----------------------------
              JAMES F. GREEN
              Chief Executive Officer, Director

/S/           DORIS CHRISTIANI
-----------------------------
              DORIS CHRISTIANI
              Chief Financial Officer,
              Chief Accounting Officer