Form 10-Q
period 2009-03-31
GS ENVIROSERVICES, INC.
filed 2009-05-15
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

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


                                 (617) 413-3639
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X  No    .
         ---   ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files.) Yes     No
                                                               ----    ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                 Accelerated filer
                       ----                                        ----
Non-accelerated filer                   Smaller reporting company   X
                       ----                                        ----

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes No X
                                ---    ---
The  number  of  outstanding  shares  of  common  stock  as of May 15,  2009 was
15,574,594


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - March 31, 2009 (unaudited) and December 31, 2008.................4
                  Consolidated Statements of Operations - for the Three Months
                    Ended March 31, 2009 (unaudited) and 2008 (unaudited)........................................5
                  Consolidated Statements of Cash Flows - for the Three Months
                    Ended March 31, 2009 (unaudited) and 2008 (unaudited)........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis...........................................................9
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................10
Item 4.           Controls and Procedures.......................................................................10



Part II           Other Information
Item 1.           Legal Proceedings.............................................................................11
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................11
Item 3.           Defaults Upon Senior Securities...............................................................11
Item 4.           Submission of Matters to a Vote of Security Holders...........................................11
Item 5.           Other Information ............................................................................11
Item 6.           Exhibits .....................................................................................11

Signatures                                                                                                      12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2009

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
ASSETS:                                                                           3/31/09       12/31/08
                                                                              --------------------------
Current assets:
   Cash ...................................................................   $   126,811    $   198,078
   Prepaid expenses .......................................................        22,302          2,282
   Other receivables ......................................................          --           48,667
                                                                              -----------    -----------
       Total current assets ...............................................       149,113        249,027
                                                                              -----------    -----------

TOTAL ASSETS ..............................................................       149,113        249,027
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable .......................................................         2,002           --
   Accrued expenses .......................................................        30,643         30,643
                                                                              -----------    -----------
       Total current liabilities ..........................................        32,645         30,643
                                                                              -----------    -----------

       Total liabilities: .................................................        32,645         30,643
                                                                              -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized; 15,573,594 shares issued and outstanding as of 3/31/09
   and 15,574,594 shares issued and outstanding as of 12/31/08 ............        15,574         15,574
   Additional paid-in capital .............................................     5,353,072      5,353,072
   Retained deficit .......................................................    (5,252,178)    (5,150,262)
                                                                              -----------    -----------
   Total stockholders' equity .............................................       116,468        218,384
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $   149,113    $   249,027
                                                                              ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                                               3/31/09           3/31/08
                                                        --------------    --------------
Revenues ............................................   $         --      $         --
   Cost of revenues .................................             --                --
                                                        --------------    --------------
   Gross profit .....................................             --                --
                                                        --------------    --------------

Operating expenses:
   Stock based compensation .........................             --              25,370
   General and administrative expenses ..............          102,829           351,699
                                                        --------------    --------------
Total operating expenses ............................          102,829           377,069
                                                        --------------    --------------
Operating loss ......................................         (102,829)         (377,069)
                                                        --------------    --------------
Other income (expense):
   Miscellaneous income .............................            3,126              --
   Interest income ..................................              489              --
   Change in fair value of derivative instruments ...             --           1,308,472
   Amortization of debt discount ....................             --          (1,510,453)
   Interest expense - related party .................             --              (6,133)
   Cost of reduction for guarantee ..................             --          (1,388,667)
   Interest expense .................................             --             (46,810)
                                                        --------------    --------------
     Total other income (expense), net ..............            3,615        (1,643,591)
                                                        --------------    --------------

Loss before provision for income taxes ..............          (99,214)       (2,020,660)

Provision for income taxes ..........................            2,702            49,093
                                                        --------------    --------------
Net loss from continuing operations .................   $     (101,916)   $   (2,069,753)
                                                        ==============    ==============

Discontinued Operations:

Income from discontinued operations, net of tax of $0             --             252,293
                                                        --------------    --------------
     Total discontinued operations ..................             --             252,293
                                                        ==============    ==============
Net loss ............................................   $     (101,916)   $   (1,817,460)
                                                        ==============    ==============
Earnings (loss) per share

Basic

Loss from continuing operations .....................   $        (0.01)   $        (0.06)
Income (loss) from discontinued operations ..........             --                0.01
                                                        --------------    --------------
Net loss per share - basic ..........................   $        (0.01)   $        (0.05)
                                                        ==============    ==============
Diluted

Loss from continuing operations .....................   $        (0.01)   $        (0.06)
Income (loss) from discontinued operations ..........             --                0.01
                                                        --------------    --------------
Net loss per share - diluted ........................   $        (0.01)   $        (0.05)
                                                        ==============    ==============

Weighted average shares of common stock outstanding
Basic ...............................................       15,573,594        32,112,224
Diluted .............................................       15,573,594        32,114,224

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
                         AND MARCH 31, 2008 (UNAUDITED)
                                                                                 3/31/09            3/31/08
                                                                          ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations .......................................   $  (101,916)   $(2,069,753)

Adjustments to reconcile net loss to net cash used in operating activities:

   Allowance for bad debt .................................................        15,443           --
   Stock based consulting fee .............................................          --          140,000
   Cost of reduction for guarantee ........................................          --        1,388,667
   Deferred taxes .........................................................          --           31,011
   Stock based compensation ...............................................          --           25,370
   Change in fair value of derivative instruments .........................          --       (1,308,472)
   Amortization of debt discount ..........................................          --        1,510,453
Changes in assets and liabilities
   Accounts payable .......................................................         2,002         71,862
   Accrued expenses .......................................................          --          (57,191)
   Prepaid expenses .......................................................       (20,020)       (25,756)
   Other receivables ......................................................        33,224           --
   Interest payable - related party .......................................          --            4,883
                                                                              -----------    -----------
     Net cash flows from continuing operations ............................       (71,267)      (288,926)
     Net cash flows from discontinued operations ..........................          --          196,703
                                                                              -----------    -----------
     Net cash flows from operations .......................................       (71,267)       (92,223)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from note receivable - affiliate ..............................          --          350,000
                                                                              -----------    -----------
       Net cash provided by investing activities ..........................          --          350,000
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ...........................................          --          520,000
   Repayment of line of credit ............................................          --         (550,000)
   Repayment of convertible debenture .....................................          --       (1,027,777)
   Proceeds from convertible debentures - related party ...................          --          700,000
   Proceeds from convertible debenture ....................................          --          100,000
                                                                              -----------    -----------
     Net cash used in financing activities ................................          --         (257,777)
                                                                              -----------    -----------
Decrease in cash ..........................................................       (71,267)          --

Cash at beginning of period ...............................................       198,078           --
                                                                              -----------    -----------
Cash at end of period .....................................................   $   126,811    $      --
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

                                       6

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-K and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

On June 20, 2008, GS EnviroServices, Inc. (the "Company") completed an Asset and Stock Purchase Agreement (the "Agreement") with Triumvirate Environmental, Inc. ("Triumvirate"). The Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, accrued expenses, and certain identified executory contracts. As a result of the Agreement, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) have been presented as assets and liabilities of discontinued operations as of December 31, 2007 and the operations of Enviro-Safe and Enviro-Safe (NE) have been presented as discontinued operations in the accompanying consolidated statements of operations for the period ended March 31, 2008.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of all stock options, warrants and conversion of debentures. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for continuing operations for the three months ended March 31, 2009 consisted of the following:

                                                                  3 Months Ended                  3 Months Ended
                                                                   March 31, 2009                  March 31, 2008
                                                              Basic          Dilutive          Basic        Dilutive
                                                          ------------ --------------- -------------- --------------
Weighted average number of shares outstanding               15,573,594      15,573,594     32,112,224     32,112,224
Common stock equivalent shares                                    --              --             --             --
                                                          ------------    ------------   ------------   ------------
                                                            15,573,594      15,573,594     32,112,224     32,112,224
     Total weighted average and equivalent shares         ============    ============   ============   ============

3         DISCONTINUED OPERATIONS

On June 20, 2008, the Company completed an Asset and Stock Purchase with Triumvirate Environmental, Inc. (the "Agreement"). Pursuant to the Agreement, the Company sold substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE). As a result of the Agreement, their operations through the date of sale have been presented as discontinued in the accompanying consolidated statements of operations.

4        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2009                2008
                                                                               ---------------------------------
     Cash paid during the period for the following:
        Interest                                                                $         --       $      93,693
        Income taxes                                                                   2,702            (10,900)
                                                                                ------------      --------------
                Total                                                                  2,702              82,793
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee               $         --      $    1,388,667
     Purchase of treasury stock by issuance of convertible debenture                      --             611,333
                                                                                ------------      --------------
                Total                                                           $         --      $    2,000,000
                                                                                ============       =============

5              INCOME TAXES

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

The expense from income taxes as of March 31, 2009 and March 31, 2008 consisted of the following:

     Current benefit:                                                                 2009              2008
                                                                           ---------------------------------
     Federal                                                               $            --    $       45,893
     State                                                                         (2,702)             3,200
                                                                           ---------------    --------------
     Total current expense (benefit)                                       $       (2,702)    $       49,903
                                                                           ===============    ==============

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

The Company's total deferred tax assets and valuation allowance is as follows:

    Total deferred tax assets                                             $     1,030,000    $       31,011
    Less valuation allowance                                                  (1,030,000)                --
                                                                           ---------------   --------------
     Net Deferred tax assets                                                         --                --
                                                                           ===============   ==============

As of March 31, 2009, the Company has available approximately $1,030,000 of net operating loss carry-forwards which may be used to reduce future federal and state taxable income and expire in December 2028 and 2013 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 VERSUS THE THREE MONTHS ENDED MARCH 31, 2008

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for the three months ended March 31, 2009 were $102,829 as compared to $351,699 for the corresponding period in 2008. G&A expense for the period ended March 31, 2008 included a $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement. G&A expense for the period ending March 31, 2008 of $757,164 for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense decreased to $0 in the quarter ended March 31, 2009, as compared to the $52,943 expense incurred in the corresponding period of 2008.

On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $6,133 of interest was expensed for the quarter ended March 31, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $35,401 for these debentures was expensed in the first quarter of 2008. Interest expense from discontinued operations of $10,023 for the period ended March 31, 2008 has been excluded from these numbers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities from continuing operations used $71,267 of cash in 2009 as compared to $288,926 cash used in 2008.

Non-cash adjustments for continuing operations recorded for the three months ended March 31, 2009 consisted of an adjustment to allowance for bad debt totaling $15,443.

Accounts payable at March 31, 2009 totaled $2,002. Accrued expenses at March 31, 2009 totaled $30,643 equal to the December 31, 2008 balance.

The Company had a positive working capital position of $116,468 as of March 31, 2009 as compared to a positive working capital position of $218,384 as of December 31, 2008.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of March 31, 2009. The Company's disclosure controls and procedures are designed
(i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the above condition, our internal controls over financial reporting were not effective as of March 31, 2009.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended March 31 2009 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2009:

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


Date:                   May 15, 2009