Form 10-Q
period 2009-06-30
GS ENVIROSERVICES, INC.
filed 2009-08-19
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                          COMMISSION FILE NO.: 0-33513



                             GS ENVIROSERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             20-8563731
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, NY                                 10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  (646)572-6311
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___ No ___



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer             Accelerated filer
                         ---                                  ---
Non-accelerated filer               Smaller reporting company  X
                         ---                                  ---


Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__No X

The number of outstanding shares of common stock as of August 15, 2009 was 15,574,594


                            GS ENVIROSERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - June 30, 2009 (unaudited) and December 31, 2008..................4
                  Consolidated Statements of Operations - for the Three Months and Six
                   Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)...................................5
                  Consolidated Statements of Cash Flows - for the Three an d Six Months
                   Ended June 30, 2009 (unaudited) and 2008 (unaudited)..........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis...........................................................9
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................10
Item 4.           Controls and Procedures.......................................................................10



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


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2009


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS:                                                                           6/30/09       12/31/08
                                                                              --------------------------
Current assets:
   Cash ...................................................................   $    30,163    $   198,078
   Prepaid expenses .......................................................        15,458          2,282
   Note receivable ........................................................          --           48,667
                                                                              -----------    -----------
       Total current assets ...............................................        45,621        249,027
                                                                              -----------    -----------

TOTAL ASSETS ..............................................................        45,621        249,027
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable .......................................................        12,831           --
   Convertible Debenture ..................................................       241,011         30,643
                                                                              -----------    -----------
       Total current liabilities ..........................................       253,842         30,643
                                                                              -----------    -----------

       Total liabilities: .................................................       253,842         30,643
                                                                              -----------    -----------

Stockholders' equity (deficit):
   Common stock, $.001 par value, 100,000,000 shares authorized; 15,573,594 shares issued and outstanding as of 6/30/09
   and 15,573,594 shares issued and outstanding as of 12/31/08 ............        15,574         15,574
   Treasury stock, 7,968,540 shares at cost ...............................      (240,000)          --
   Additional paid-in capital .............................................     5,353,072      5,353,072
   Retained deficit .......................................................    (5,336,866)    (5,150,262)
                                                                              -----------    -----------
   Total stockholders' equity (deficit) ...................................      (208,220)       218,384
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $    45,621    $   249,027
                                                                              ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

                                                       For the three months ending:     For the six months ending:
                                                           6/30/09           6/30/08           6/30/09          6/30/08
                                                    --------------------------------     -------------------------------
Revenues ........................................   $         --      $         --      $         --      $         --
   Cost of revenues .............................             --                --                --                --
                                                    --------------    --------------    --------------    --------------

Gross profit ....................................             --                --                --                --
                                                    --------------    --------------    --------------    --------------

Operating expenses:
   Stock based compensation .....................             --              25,056              --              50,426
   General and administrative expenses ..........           60,000           532,718           162,829           884,417
                                                    --------------    --------------    --------------    --------------
Total operating expenses ........................           60,000           557,774           162,829           934,843
                                                    --------------    --------------    --------------    --------------

Operating loss ..................................          (60,000)         (557,774)         (162,829)         (934,843)
                                                    --------------    --------------    --------------    --------------

Other income (expense):
   Change in fair value of derivative instruments             --           1,611,528              --           2,920,000
   Amortization of debt discount ................             (184)       (1,454,032)             (184)       (2,964,484)
   Miscellaneous income .........................              574              --               4,188              --
   Interest expense - related party .............             --             (11,250)             --             (15,995)
   Cost of reduction for guarantee ..............             --                --                --          (1,388,667)
   Cost of conversion feature ...................          (24,827)             --             (24,827)             --
   Interest expense .............................             --             (29,500)             --             (77,698)
                                                    --------------    --------------    --------------    --------------
     Total other income (expense), net ..........          (24,437)          116,746           (20,823)       (1,526,844)
                                                    --------------    --------------    --------------    --------------

Loss before provision for income taxes ..........          (84,437)         (441,028)         (183,652)       (2,461,687)

Provision for income taxes ......................              250            55,219             2,952             6,126
                                                    --------------    --------------    --------------    --------------

Net loss from continuing operations .............   $      (84,687)   $     (385,809)   $     (186,604)   $   (2,455,561)
                                                    ==============    ==============    ==============    ==============

Discontinued Operations:

Income from discontinued operations, ............   $         --      $      571,416    $         --      $      823,709
net of tax of $0

Loss on disposal of operations ..................             --          (1,313,944)             --          (1,313,944)
                                                    --------------    --------------    --------------    --------------

         Total discontinued operations ..........             --            (742,528)             --            (490,235)
                                                    ==============    ==============    ==============    ==============

Net loss ........................................   $      (84,687)   $   (1,128,337)   $     (186,604)   $   (2,945,796)
                                                    ==============    ==============    ==============    ==============


Basic loss per share

Loss from continuing operations .................   $        (0.00)   $        (0.02)   $        (0.01)   $        (0.12)
Loss from discontinued operations ...............             --               (0.02)             --               (0.02)
                                                    --------------    --------------    --------------    --------------
Net loss per share ..............................   $        (0.00)   $        (0.04)   $        (0.01)   $        (0.14)
                                                    ==============    ==============    ==============    ==============


Weighted average shares of common                       15,573,594        19,470,296        15,573,594        20,791,028
stock outstanding


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
                          AND JUNE 30, 2008 (UNAUDITED)
                                                                                     6/30/09        6/30/08
                                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................................   $  (186,604)   $(2,945,796)
Income from discontinued operations .........................................          --         (823,709)
Loss on disposal of discontinued operations .................................          --        1,313,944

Adjustments to reconcile net loss to net cash used in (provided by) operating activities:

   Fair value of convertible debenture........................................        25,011           --
   Stock based consulting fee ...............................................          --          140,000
   Cost of reduction for guarantee ..........................................          --        1,388,667
   Deferred taxes ...........................................................          --           31,011
   Stock based compensation .................................................          --           50,426
   Change in fair value of derivative instruments ...........................          --       (2,920,000)
   Amortization of debt discount ............................................          --        2,964,484

Changes in assets and liabilities
   Accounts payable .........................................................        10,863         36,276
   Accrued expenses .........................................................       (28,675)        93,226
   Prepaid expenses .........................................................       (13,177)        49,840
   Miscellaneous receivable .................................................        23,758        (36,383)
   Change in allowance ......................................................        24,909           --
   Interest payable - affiliate .............................................          --             --
                                                                                -----------    -----------
     Net cash flows used in continuing operations ...........................      (143,915)      (658,014)
     Net cash flows provided by discontinued operations .....................          --          962,795
                                                                                -----------    -----------
     Net cash flows provided by (used in) operations ........................      (143,915)       304,781
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from sale of subsidiaries ..................................          --        5,000,000
   Proceeds from note receivable - affiliate ................................          --          350,000
                                                                                -----------    -----------
       Net cash provided by investing activities ............................          --        5,350,000
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock ...............................................          --       (1,200,000)
   Restricted cash ..........................................................          --         (200,000)
   Proceeds from line of credit .............................................          --          670,000
   Repayment of line of credit ..............................................          --       (1,417,341)
   Proceeds from convertible debenture ......................................          --          100,000
   Proceeds from convertible debentures - related party .....................          --          500,000
   Repayment of convertible debentures ......................................       (24,000)    (2,100,000)
   Repayment of convertible debentures - related party ......................          --         (500,000)
                                                                                -----------    -----------
       Net cash used in financing activities ................................       (24,000)    (4,147,341)
                                                                                -----------    -----------

Increase (decrease) in cash .................................................      (167,915)     1,507,440
Cash at beginning of period .................................................       198,078           --
                                                                                -----------    -----------

Cash at end of period .......................................................   $    30,163    $ 1,507,440
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


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-X and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company's Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company's Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive Officer.

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the "Exchange Shares"). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see note 5 Convertible Debentures). Upon the amendment to the Company's Certificate of Incorporation authorizing the issuance of series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company's newly elected Chairman of the Board and Chief Executive Officer.

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

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company has a negative working capital of $208,221 and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of all stock options, warrants and conversion of debentures. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for continuing operations for the three months ended June 30, 2009 consisted of the following:

                                                           6 Months Ended           6 Months Ended
                                                            June 30, 2009            June 30, 2008
                                                           -------------            --------------
Weighted average number of shares outstanding                  15,573,594               20,791,028
Common stock equivalent shares                                       --                       --
                                                           --------------           --------------
     Total weighted average and equivalent shares              15,573,594               20,791,028
                                                           ==============           ==============

Potential future dilutive securities include 12,000,000 common shares issuable under the Company's outstanding convertible debenture at June 30, 2009.

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

4        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2009                2008
                                                                                --------------------------------
     Cash paid during the period for the following:
     Interest                                                                   $         --       $      93,693
     Income taxes                                                                      2,952              (6,126
                                                                                ------------      --------------
                Total                                                                  2,952              87,567
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee               $         --      $    1,388,667
      Purchase of treasury stock by issuance of convertible debenture                240,000             611,333
                                                                                ------------      --------------
                Total                                                           $    240,000      $    2,000,000
                                                                                 ===========       =============

5        CONVERTIBLE DEBENTURE

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of GS EnviroServices Board of Directors. Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to GS EnviroServices 7,968,540 shares of GS EnviroServices common stock (the "Exchange Shares"). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture and agreed to issue one million shares of Series A preferred Stock, when authorized.

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,561.58 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices' option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The company recorded the debenture at fair value equal to 90% of the conversion price. Treasury stock was debited $240,000 using the cost method method in exchange for the shares of common stock. The Company determined that the conversion feature of the Green Debentures met the criteria of FAS150, "Accounting for Certain Financial

Instruments with Characteristics of Both Liabilities and Equity", as it could result in the note being converted into a variable number of shares. At the commitment dates, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented their face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of June 30, 2009, an expense of $184 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature.

In the Exchange Agreement, GS EnviroServices undertook to amend its certificate of Incorporation to authorize the Series A Preferred Stock. The Series A Preferred Stock, when authorized and issued, will provide the holder with the right to cast votes at meetings of the shareholders or by written consent equal to 51% of the voting power of the outstanding shares.

GS EnviroServices is holding the Exchange Shares in escrow. The Exchange Shares will not be cancelled until the Series A Preferred Stock is issued.

On June 3, 2009 James Green transferred to Viridis Capital, LLC his beneficial interest in the Exchange Shares, including his right to receive the Series A Preferred Stock in exchange for the Exchange Shares. Kevin Kreisler, the newly appointed CEO of GS EnviroServices, is the sole member of Viridis Capital, LLC.

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

Our development activities and operations during the quarter ended June 30, 2009 primarily involved evaluation of a number of different technologies designed to facilitate the production of renewable energy. The Company's plan for the balance of 2009 is to acquire additional senior management, to complete at least one strategic acquisition, and to obtain equity financing sufficient to capitalize these efforts.

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company's Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company's Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive Officer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 VERSUS THE THREE MONTHS ENDED JUNE 30, 2008

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for the three months ended June 30, 2009 were $60,000 as compared to $557,774 for the corresponding period in 2008. G&A expense for the period ended June 30, 2008 included a $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement. G&A expense for the period ending June 30, 2008 of $757,164 for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense decreased to $25,011 in the quarter ended June 30, 2009, as compared to the $40,750 expense incurred in the corresponding period of 2008.

On June 3, 2009, the Company issued a convertible debenture and recorded interest expense of $24,827 resulting from the present value of the conversion feature. The difference in the fair value and present value of the beneficial conversion feature was $1,840. A total of 184 was expensed in the six months ended June 30, 2009. On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $11,250 of interest was expensed for the three months ended June 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $20,238 for these debentures was expensed in the three months ended June 30, 2008. Interest expense from discontinued operations of $10,023 for the period ended June 30, 2008 has been excluded from these numbers.

SIX MONTHS ENDED JUNE 30, 2009 VERSUS THE SIX MONTHS ENDED JUNE 30, 2008

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for the six months ended June 30, 2009 were $162,829 as compared to $934,843 for the corresponding period in 2008. G&A expense for the six months ended June 30, 2008 included a $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement. G&A expense for the period ending June 30, 2008 of $1,458,663 for operations to be disposed have been excluded.

INTEREST EXPENSE

Interest expense decreased to $25,011 in the six months ended June 30, 2009, as compared to the $70,277 expense incurred in the corresponding period of 2008.

On June 3, 2009, the Company issued a convertible debenture and recorded interest expense of $24,827 resulting from the present value of beneficial conversion feature. The difference in the fair value and present value of the beneficial conversion feature was $1,840. A total of $184 was expensed in the six months ended June 30, 2009. On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $15,994 of interest was expensed for the quarter ended June 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $57,028 for these debentures was expensed in the first quarter of 2008. On May 31, 2007, the Company closed on a Demand Line of Credit. Total interest paid was $20,671 for the six months ended June 30, 2008.

Interest expense from discontinued operations of $20,037 for the six months ended June 30, 2008 has been excluded from these numbers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities from continuing operations used $143,915 cash in 2009 as compared to $658,014 cash used in 2008.

Non-cash adjustments for continuing operations recorded for the three months ended June 30, 2009 consisted of an adjustment to allowance for bad debt totaling $24,909 and a $25,011 addition to record the fair value of the convertible debenture.

Accounts payable at June 30, 2009 totaled $12,831 as compared to the December 31, 2008 balance of $30,643.

The Company had a negative working capital position of ($208,220) as of June 30, 2009 as compared to a positive working capital position of $218,384 as of December 31, 2008.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of June 30, 2009. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the above condition, our internal controls over financial reporting were not effective as of June 30, 2009.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended June 30, 2009:

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

GS EnviroServices, Inc.

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        President, Chief Executive Officer

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chief Financial Officer


Date:                   August 19, 2009