Form 10-Q
period 2009-09-30
GS ENVIROSERVICES, INC.
filed 2009-11-17
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

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

Large accelerated filer               Accelerated filer
                        ---                                     ---
Non-accelerated filer                 Smaller reporting company  X
                        ---                                     ---

Indicate by check mark whether the  registrant  is a shell company as defined in
rule 12-b-2 of the Exchange Act Yes X   No
                                   ---    ---
The number of outstanding shares of common stock as of November 15, 2009 was 15,574,594


                            GS ENVIROSERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

                                TABLE OF CONTENTS
                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - September 30, 2009 (unaudited) and December 31, 2008.............4
                  Consolidated Statements of Operations - for the Three Months and Nine Months
                   Ended September 30, 2009 (unaudited) and 2008 (unaudited).....................................5
                  Consolidated Statements of Cash Flows - for the Three and Nine Months Ended
                   September 30, 2009 (unaudited) and 2008 (unaudited)...........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis...........................................................9
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................10
Item 4.           Controls and Procedures.......................................................................10



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



                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) FOR SEPTEMBER 30, 2009


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS:                                                                  9/30/09       12/31/08
                                                                     --------------------------

Current assets:
   Cash ..........................................................   $    17,729    $   198,078
   Prepaid expenses ..............................................         8,616          2,282
   Note receivable ...............................................          --           48,667
                                                                     -----------    -----------
       Total current assets ......................................        26,345        249,027
                                                                     -----------    -----------

TOTAL ASSETS .....................................................        26,345        249,027
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accrued expenses ..............................................        17,865           --
   Convertible debenture .........................................       241,563         30,643
                                                                     -----------    -----------
       Total current liabilities .................................       259,428         30,643
                                                                     -----------    -----------

       Total liabilities: ........................................       259,428         30,643
                                                                     -----------    -----------

Stockholders' equity (deficit):
   Common stock, $.001 par value, 100,000,000 shares authorized;
   15,573,594 shares issued and outstanding ......................        15,574         15,574
   Treasury stock, 7,968,540 and zero shares at cost, respectively      (240,000)          --
   Additional paid-in capital ....................................     5,353,072      5,353,072
   Retained deficit ..............................................    (5,361,729)    (5,150,262)
                                                                     -----------    -----------
   Total stockholders' equity (deficit) ..........................      (233,083)       218,384
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $    26,345    $   249,027
                                                                     ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

                                                       For the three months ending:            For the nine months ending:
                                                              9/30/09         9/30/08           9/30/09            9/30/08
                                                      --------------------------------    --------------------------------
Revenues ..........................................   $         --      $         --      $         --      $         --
   Cost of revenues ...............................             --                --                --                --
                                                      --------------    --------------    --------------    --------------

Gross profit ......................................             --                --                --                --
                                                      --------------    --------------    --------------    --------------

Operating expenses:
   Stock based compensation .......................             --               1,273              --              51,699
   General and administrative expenses ............           19,677           270,959           182,506         1,155,377
                                                      --------------    --------------    --------------    --------------
Total operating expenses ..........................           19,677           272,232           182,506         1,207,076
                                                      --------------    --------------    --------------    --------------

Operating loss ....................................          (19,677)         (272,232)         (182,506)       (1,207,076)
                                                      --------------    --------------    --------------    --------------

Other income (expense):
   Change in fair value of derivative instruments .             --                --                --           2,920,000
   Amortization of debt discount ..................             --                --                --          (2,964,484)
   Miscellaneous income ...........................            5,066            68,168             9,255            68,168
   Interest expense - related party ...............             --                --                --             (15,994)
   Cost of reduction for guarantee ................             --                --                --          (1,388,667)
   Cost of conversion feature .....................             (552)             --             (25,563)             --
   Interest expense ...............................           (8,496)             --              (8,496)          (77,699)
                                                      --------------    --------------    --------------    --------------
     Total other income (expense), net ............           (3,982)           68,168           (24,804)       (1,458,676)
                                                      --------------    --------------    --------------    --------------

Loss before provision for income taxes ............          (23,659)         (204,064)         (207,310)       (2,665,752)

Benefit from (provision for) income taxes .........           (1,205)            3,257            (4,157)            9,382
                                                      --------------    --------------    --------------    --------------

Net loss from continuing operations ...............   $      (24,864)   $     (200,807)   $     (211,467)   $   (2,656,370)
                                                      ==============    ==============    ==============    ==============

Discontinued Operations:

Income from discontinued operations, ..............   $         --      $         --      $         --      $      823,747
net of tax of $0

Gain (loss) on disposal of operations .............             --             402,949              --            (898,137)
                                                      --------------    --------------    --------------    --------------
     Income (loss) from discontinued operations ...             --             402,949              --             (74,390)
                                                      ==============    ==============    ==============    ==============

Net income (loss) .................................   $      (24,864)   $      202,142    $         --      $   (2,730,760)
                                                      ==============    ==============    ==============    ==============


Basic earnings (loss) per share

Income (loss) from continuing operations ..........   $        (0.00)   $        (0.01)   $        (0.02)   $        (0.18)
Income (loss) from discontinued operations ........             0.00              0.02              0.00             (0.00)
                                                      --------------    --------------    --------------    --------------
Net income (loss) per share - basic ...............   $        (0.00)   $        (0.01)   $        (0.02)   $        (0.18)
                                                      ==============    ==============    ==============    ==============

Diluted earnings (loss) per share

Income (loss) from continuing operations ..........   $         0.00    $        (0.01)   $        (0.02)   $        (0.18)
Income (loss) from discontinued operations ........             0.00              0.02              0.00             (0.00)
                                                      --------------    --------------    --------------    --------------
Net loss per share - diluted ......................   $         0.00    $        (0.01)   $        (0.02)   $        (0.18)
                                                      ==============    ==============    ==============    ==============
Weighted average shares of common stock outstanding

Basic .............................................       10,967,123        24,945,652        10,967,123        14,503,356
Diluted ...........................................       10,967,123        24,945,652        10,967,123        14,503,356


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                                       5


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
                       AND SEPTEMBER 30, 2008 (UNAUDITED)

                                                                                 9/30/09            9/30/08
                                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................................   $  (211,467)   $(2,730,760)
Income from discontinued operations .........................................          --         (823,747)
Loss on disposal of discontinued operations .................................          --          898,137

Adjustments to reconcile net loss to net cash used in (provided by) operating activities:

   Interest for conversion feature ..........................................        25,563           --
   Stock based consulting fee ...............................................          --          140,000
   Cost of reduction for guarantee ..........................................          --        1,388,667
   Deferred taxes ...........................................................          --           31,011
   Stock based compensation .................................................          --           51,699
   Change in fair value of derivative instruments ...........................          --       (2,920,000)
   Amortization of debt discount ............................................          --        2,964,484

Changes in assets and liabilities

   Accrued expenses .........................................................       (12,778)       (79,924)
   Prepaid expenses .........................................................        (6,334)        49,798
   Change in allowance ......................................................        24,909           --
   Accounts receivable ......................................................          --           10,019
   Miscellaneous receivable .................................................        23,758        (36,383)
                                                                                -----------    -----------
     Net cash flows used in continuing operations ...........................      (156,349)    (1,056,999)
     Net cash flows provided by discontinued operations .....................          --          967,417
                                                                                -----------    -----------
     Net cash flows provided by (used in) operations ........................      (156,349)       (89,582)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from sale of subsidiaries ..................................          --        5,308,527
   Proceeds from note receivable - affiliate ................................          --          350,000
                                                                                -----------    -----------

       Net cash provided by investing activities ............................          --        5,658,527
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock ...............................................          --       (1,200,000)
   Proceeds from line of credit .............................................          --          670,000
   Repayment of line of credit ..............................................          --       (1,417,341)
   Proceeds from convertible debenture ......................................          --          100,000
   Proceeds from convertible debentures - related party .....................          --          500,000
   Repayment of convertible debentures ......................................       (24,000)    (2,100,000)
   Repayment of convertible debentures - related party ......................          --         (500,000)
                                                                                -----------    -----------
       Net cash used in financing activities ................................       (24,000)    (3,947,341)
                                                                                -----------    -----------

Increase (decrease) in cash .................................................      (180,349)     1,621,604
Cash at beginning of period .................................................       198,078           --
                                                                                -----------    -----------

Cash at end of period .......................................................   $    17,729    $ 1,621,604
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

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company's Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company's Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the "Exchange Shares"). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture in the amount of $240,000 (see note 5 Convertible Debentures) and 1,000,000 Series A Preferred Shares. Upon the amendment to the Company's Certificate of Incorporation authorizing the issuance of Series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company's newly elected Chairman of the Board and Chief Executive Officer.

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

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of all stock options, warrants and conversion of debentures. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for continuing operations for the nine months ended September 30, 2009 and 2008 consisted of the following:

                                                        9 Months Ended           9 Months Ended
                                                      September 30, 2009     September 30, 2008
                                                      -----------------------------------------
Weighted average number of shares outstanding                 10,967,123             14,503,356
Common stock equivalent shares                                      --                     --
                                                      ------------------       ----------------
     Total weighted average and equivalent shares             10,967,123             14,503,356
                                                      ==================       ================

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

4        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                                        2009                2008
                                                                                --------------------------------
     Cash paid during the period for the following:
     Interest                                                                   $         --       $      93,693
     Income taxes                                                                      4,157              (6,126
                                                                                ------------      --------------
                Total                                                                  4,157              87,567
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee               $         --      $    1,388,667
     Exchange of Treasury stock for debt                                             240,000                  --
     Purchase of treasury stock by issuance of convertible debenture                      --          611,333
                                                                                ------------      --------------
                Total                                                           $    240,000      $    2,000,000
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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices' option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of September 30, 2009, an expense of $736 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. A total of $736 amortization was expensed in the nine months ended September 30, 2009. A total of $8,496 interest was expensed on the nine months ended September 30, 2009.

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

Our development activities and operations during the quarter ended September 30, 2009 primarily involved evaluation of a number of different technologies designed to facilitate the production of renewable energy. The Company's plan for the balance of 2009 is to acquire additional senior management, to complete at least one strategic acquisition, and to obtain equity financing sufficient to capitalize these efforts.

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company's Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company's Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2008


GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for the three months ended September 30, 2009 were $19,677 as compared to $272,232 for the corresponding period in 2008. G&A costs for the period are reduced as compared to the corresponding 2008 period due to an elimination of salary expense. G&A expenses for the three months ended September 30, 2008 included $99,500 of expenses for bonuses paid to former employees of GS EnviroServices for their years of service.


INTEREST EXPENSE

Interest expense increased to $8,496 in the quarter ended September 30, 2009, as compared to the corresponding period of 2008 due to the Green debenture.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2008

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses for the nine months ended September 30, 2009 were $182,506 as compared to $1,207,076 for the corresponding period in 2008. G&A expense for the Nine months ended September 30, 2008 included a $140,000 expense related to the issuance of 2.0 million shares of stock issued to YAGI as inducement to enter into the stock purchase agreement, $120,000 prepayment penalties paid to related party and outside investors, $74,579 in legal fees related to the Purchase Agreement with Triumvirate, $21,458 increase in insurance, $99,500 for bonuses paid to former employees of GS EnviroServices for their years of service, and $122,150 in legal settlements.

INTEREST EXPENSE

Interest expense decreased to $34,059 in the nine months ended September 30, 2009, as compared to the $93,693 expense incurred in the corresponding period of 2008.

On June 3, 2009, the Company issued a convertible debenture and recorded interest expense of $24,827 resulting from the present value of beneficial conversion feature. The difference in the fair value and present value of the beneficial conversion feature was $1,840. A total of $736 amortization was expensed in the three months ended September 30, 2009. Interest expense one the debenture accrues at 12% on a daily per diem rate. A total of $8,496 was expensed on the nine months ended September 30, 2009. On February 11, 2008 the Company issued $500,000 in convertible debentures to related parties. A total of $15,994 of interest was expensed for the nine months ended September 30, 2008. In addition, in the first quarter of 2008, the Company issued a $100,000 convertible debenture to an investor and a 2.0 million convertible debenture to YAGI. Interest in the amount of $77,699 for these debentures was expensed in the first nine months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities from continuing operations used $156,349 cash in 2009 as compared to $1,056,999 cash used in 2008.

Non-cash adjustments for continuing operations recorded for the nine months ended September 30, 2009 consisted of an adjustment to allowance for bad debt totaling $24,909 and a $25,563 addition to record the interest for the convertible debenture.

Accrued expenses totaled $17,865 and $30,642 respectively at September 30, 2009 and 2008.

The Company had a negative working capital position of ($233,083) as of September 30, 2009 as compared to a positive working capital position of $218,384 as of December 31, 2008.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of September 30, 2009. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer has concluded that because of the above condition, our internal controls over financial reporting were not effective as of September 30, 2009.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended September 30, 2009:

Exhibit Number             Description

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Exchange Act Rules13a-15(e) and 15d-15(e).

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

GS EnviroServices, Inc.

By:   /S/       KEVIN KREISLER
      ------------------------
                KEVIN KREISLER
                President, Chief Executive Officer, Chief Financial Officer



Date:           November 17, 2009