Form 10-Q/A
period 2009-03-31
GS ENVIROSERVICES, INC.
filed 2009-12-16
CIK 1163966

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                          COMMISSION FILE NO.: 0-33513



                             GS ENVIROSERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-8563731
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization)                                entification No.)


590 South Street East, Raynham, MA                                      02767
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

Large accelerated filer               Accelerated filer
                        ---                                     ---
Non-accelerated filer                 Smaller reporting company  X
                        ---                                     ---


Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__No X

The  number  of  outstanding  shares  of  common  stock  as of May 15,  2009 was
15,574,594

Amendment No. 1
This amendment is being filed in order to change the disclosure set forth in
Item 4.




                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10Q/A
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheets - March 31, 2009 (unaudited) and December 31, 2008.................4
                  Consolidated Statements of Operations - for the Three Months
                   Ended March 31, 2009 (unaudited) and 2008 (unaudited).........................................5
                  Consolidated Statements of Cash Flows - for the Three Months
                   Ended March 31, 2009 (unaudited) and 2008 (unaudited).........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis...........................................................9
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................10
Item 4.           Controls and Procedures.......................................................................10



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


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2009

                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS:                                                                           3/31/09        12/31/08
                                                                             ----------------------------

Current assets:
   Cash                                                                       $   126,811    $   198,078
   Prepaid expenses                                                                22,302          2,282
   Other receivables                                                                 --           48,667
                                                                              -----------    -----------
       Total current assets                                                       149,113        249,027
                                                                              -----------    -----------

TOTAL ASSETS                                                                      149,113        249,027
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                 2,002           --
   Accrued expenses                                                                30,643         30,643
                                                                              -----------    -----------
       Total current liabilities                                                   32,645         30,643
                                                                              -----------    -----------

       Total liabilities:                                                          32,645         30,643
                                                                              -----------    -----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized; 15,573,594 shares issued and outstanding as of 3/31/09
   and 15,574,594 shares issued and outstanding as of 12/31/08                     15,574         15,574
   Additional paid-in capital                                                   5,353,072      5,353,072
   Retained deficit                                                            (5,252,178)    (5,150,262)
                                                                              -----------    -----------
   Total stockholders' equity                                                     116,468        218,384
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   149,113    $   249,027
                                                                              ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                                               3/31/09          3/31/08
                                                        --------------------------------
Revenues
   Cost of revenues                                     $         --      $         --
   Gross profit                                                   --                --
                                                         --------------    --------------

Operating expenses:
   Stock based compensation                                       --              25,370
   General and administrative expenses                         102,829           351,699
                                                        --------------    --------------
Total operating expenses                                       102,829           377,069
                                                        --------------    --------------

Operating loss                                                (102,829)         (377,069)
                                                        --------------    --------------

Other income (expense):
   Miscellaneous income                                          3,126              --
   Interest income                                                 489              --
   Change in fair value of derivative instruments                 --           1,308,472
   Amortization of debt discount                                  --          (1,510,453)
   Interest expense - related party                               --              (6,133)
   Cost of reduction for guarantee                                --          (1,388,667)
   Interest expense                                               --             (46,810)
                                                        --------------    --------------
     Total other income (expense), net                           3,615        (1,643,591)
                                                        --------------    --------------

Loss before provision for income taxes                         (99,214)       (2,020,660)

Provision for income taxes                                       2,702            49,093
                                                        --------------    --------------

Net loss from continuing operations                     $     (101,916)   $   (2,069,753)
                                                        ==============    ==============

Discontinued Operations:

Income from discontinued operations, net of tax of $0             --             252,293
                                                        --------------    --------------
                   Total discontinued operations                  --             252,293
                                                        ==============    ==============

Net loss                                                $     (101,916)   $   (1,817,460)
                                                        ==============    ==============

Earnings (loss) per share
Basic

Loss from continuing operations                         $        (0.01)   $        (0.06)
Income (loss) from discontinued operations                        --                0.01
                                                        --------------    --------------
Net loss per share - basic                              $        (0.01)   $        (0.05)
                                                        ==============    ==============

Diluted

Loss from continuing operations                         $        (0.01)   $        (0.06)
Income (loss) from discontinued operations                        --                0.01
                                                        --------------    --------------
Net loss per share - diluted                            $        (0.01)   $        (0.05)
                                                        ==============    ==============


Weighted average shares of common stock outstanding
Basic                                                       15,573,594        32,112,224
Diluted                                                     15,573,594        32,114,224




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS ENVIROSERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
                         AND MARCH 31, 2008 (UNAUDITED)
                                                                                  3/31/09         3/31/08
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations                                           $  (101,916)   $(2,069,753)

Adjustments to reconcile net loss to net cash used in operating activities:

   Allowance for bad debt                                                          15,443           --
   Stock based consulting fee                                                        --          140,000
   Cost of reduction for guarantee                                                   --        1,388,667
   Deferred taxes                                                                    --           31,011
   Stock based compensation                                                          --           25,370
   Change in fair value of derivative instruments                                    --       (1,308,472)
   Amortization of debt discount                                                     --        1,510,453
Changes in assets and liabilities
   Accounts payable                                                                 2,002         71,862
   Accrued expenses                                                                  --          (57,191)
   Prepaid expenses                                                               (20,020)       (25,756)
   Other receivables                                                               33,224           --
   Interest payable - related party                                                  --            4,883
                                                                              -----------    -----------
     Net cash flows from continuing operations                                    (71,267)      (288,926)
     Net cash flows from discontinued operations                                     --          196,703
                                                                              -----------    -----------
     Net cash flows from operations                                               (71,267)       (92,223)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from note receivable - affiliate                                         --          350,000
                                                                              -----------    -----------
       Net cash provided by investing activities                                     --          350,000
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit                                                      --          520,000
   Repayment of line of credit                                                       --         (550,000)
   Repayment of convertible debenture                                                --       (1,027,777)
   Proceeds from convertible debentures - related party                              --          700,000
   Proceeds from convertible debenture                                               --          100,000
                                                                              -----------    -----------
     Net cash used in financing activities                                           --         (257,777)
                                                                              -----------    -----------
Decrease in cash                                                                  (71,267)          --

Cash at beginning of period                                                       198,078           --
                                                                              -----------    -----------
Cash at end of period                                                         $   126,811    $      --
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

                                                                 3 Months Ended            3 Months Ended
                                                                  March 31, 2009           March 31, 2008
                                                                 Basic     Dilutive       Basic      Dilutive
                                                           -----------   ----------   ----------   ----------
Weighted average number of shares outstanding               15,573,594   15,573,594   32,112,224   32,112,224
Common stock equivalent shares                                      --           --           --           --
                                                            ----------   ----------   ----------   ----------

     Total weighted average and equivalent shares           15,573,594   15,573,594   32,112,224   32,112,224
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

4        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2009                2008
                                                                                --------------------------------
     Cash paid during the period for the following:
        Interest                                                                $         --       $      93,693
        Income taxes                                                                   2,702            (10,900)
                                                                                ------------      --------------
                Total                                                                  2,702              82,793
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of convertible debenture for reduction of guarantee               $         --      $    1,388,667
     Purchase of treasury stock by issuance of convertible debenture                      --          611,333
                                                                                ------------      --------------
                Total                                                           $         --      $    2,000,000
                                                                                 ===========       =============

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


The expense from income taxes as of March 31, 2009 and March 31, 2008 consisted of the following:

     Current benefit:                                                                 2009              2008
                                                                                      ----              ----
     Federal                                                               $            --   $        45,893
     State                                                                         (2,702)             3,200
                                                                           ---------------   ---------------
     Total current expense (benefit)                                       $       (2,702)   $        49,903
                                                                            ==============    ==============

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

The Company's total deferred tax assets and valuation allowance is as follows:
Total deferred tax assets                                             $     1,030,000   $        31,011
Less valuation allowance                                                   (1,030,000)             --
                                                                      ---------------   ---------------
     Net Deferred tax assets                                                      --                --
                                                                      ===============   ===============

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the `Exchange Act"), as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating disclosure duties. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b)           Changes in internal controls.

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule
13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any change occurred during the period covered by this report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q/A for the period ended March 31, 2009:

Exhibit Number             Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules13a-15(e) and 15d-15(e).


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