Form 10-Q/A
period 2009-09-30
GS ENVIROSERVICES, INC.
filed 2009-12-16
CIK 1163966

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


                            GS ENVIROSERVICES, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10Q/A
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q/A for the period ended September 30, 2009:

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