Form 10-K
period 2009-12-31
GS ENVIROSERVICES, INC.
filed 2010-04-15
CIK 1163966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
_________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip Code)

(212) 994-5374
(Registrant’s telephone number including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $132,101.

The number of outstanding shares of common stock as of April 15, 2010 was: 15,573,594.

ITEM 1                      BUSINESS

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company’s Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company’s Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 plus 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.

The Company’s operations during the second half of 2009 consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products. This market focus was selected because of the extensive industrial wastewater operating experience and relationships of the Company’s chairman, as well as his background as a civil and environmental engineer.

On October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products.  CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock. Additional information pertaining to the technologies licensed from CleanTech is available online at http://www.greenshift.com/research.php.

After execution of the EALA during the fourth quarter 2009, the Company developed a testing plan based on the above technologies that called for extended bench trials during 2010 designed to confirm the design and engineering assumptions for the scale-up of the relevant processes to a demonstration-scale pilot during 2011. Importantly, this plan calls for the use of laboratory infrastructure and staffing of a university with the expertise necessary to execute the testing plan, thus allowing the Company to avoid having to build its own laboratory and to hire research staff. The Company requires $500,000 in new financing to properly capitalize the execution of its testing plan and, depending on the results of the testing, an estimated $2,500,000 in new financing to build the planned demonstration-scale pilot facility.

The Company’s goals for 2010 are to (1) complete the financing required for the testing phase described above; (2) complete testing prior to the end of the year; (3) contract with an early adopter client facility into which the Company can integrate its planned demonstration-scale pilot; (4) identify engineering, operational and management staff for hiring during 2011; and (5) identify possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk. With respect to this latter item, the right acquisition could accelerate the Company’s plan to build shareholder value. The Company is currently evaluating a possible acquisition candidate. The Company’s long-term plan is to complete a substantial equity financing to build commercial-scale implementations of its technologies after collection of sufficient operating data from the demonstration-scale pilot.

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture in the amount of $240,000 (see Note 3, Convertible Debentures) and 1,000,000 Series A Preferred Shares. Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive  and Financial Officer.

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement with Triumvirate Environmental, Inc. (“Triumvirate”). The assets sold were substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE).  Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts.  As a result of the sale, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations.

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisition.

ITEM 1A                      RISK FACTORS

You should carefully consider these risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

There is substantial doubt concerning our ability to continue as a going concern.

The Company had a loss from continuing operations of $234,133 during the twelve months ended December 31, 2009, and had $0 in cash at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

We are implementing new business plans which make the results of our business uncertain.

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel, ethanol and culinary oils industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

The fiscal efficiencies of highly capitalized competitors in biotechnology could defeat our efforts to capture a viable market share.

The business of developing new biotechnologies is a capital-intense business, requiring substantial capital resources.  The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. This situation could cause us to be unable to compete effectively.

We lack capital to fund our operations.

During the twelve months ended December 31, 2009 our operations used $154,798 in cash.  We were able to cover the shortfall during 2009 with the proceeds from the sale of our operating subsidiaries in 2008.

Our failure to attract qualified engineers and management personnel could hinder our success.

Our ability to attract and retain qualified engineers and other professional personnel when we need them will be a major factor in determining our future success. There is a very competitive market for individuals with advanced engineering training, and we are not assured of being able to retain the personnel we will need.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our management.  The loss of management could result in lost sales opportunities, lost business, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers.

Viridis Capital can exert control over us and may not make decisions that further the best interests of all stockholders.

Viridis Capital, LLC, which company is solely owned by the Company’s chairman, controls 51.2% of our outstanding capital stock. As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

The volatility of the market for the Company’s common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of the Company is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of the Company, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in the Company who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the “OTCBB”.  As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock.  Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market.  Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor."  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

ITEM 1B                      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                      PROPERTIES

The Company currently maintains office at One Penn Plaza, Suite 1612, New York, NY.  The lease for this space expires in May of 2011. We paid $0 in rent during 2009.  During 2009 we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant.  We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

None

PART II

ITEM 4.                  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
                                MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

GS EnviroServices’ Common Stock trades on the “OTCBB” under the symbol "GSEN."  The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GS EnviroServices’ Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2009 Fourth Quarter	0.03	0.03
2009 Third Quarter	0.03	0.02
2009 Second Quarter	0.04	0.02
2009 First Quarter	0.05	0.02

2008 Fourth Quarter	0.20	0.01
2008 Third Quarter	0.06	0.02
2008 Second Quarter	0.06	0.02
2008 First Quarter	0.10	0.05

Title of Class                                          Approximate Number of Holders of Record as of March 31, 2010
Common Stock, 0.001 par value                                                                       95

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

In October 2008 the Company distributed $1,090,150 of working capital to our shareholders as a dividend. We have no present intention of paying dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2009.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5                       SELECTION FINANCIAL DATA

Not Applicable

ITEM 6.	MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes,"  "expects,"  "intends,"  "anticipates,"  "plans to,"  "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission  (the "SEC"), including the Quarterly Reports on Form 10Q to be filed by us in the fiscal year 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company’s Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company’s Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 plus 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.

The Company’s operations during the second half of 2009 consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products. This market focus was selected because of the extensive industrial wastewater operating experience and relationships of the Company’s chairman, as well as his background as a civil and environmental engineer.

On October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products.  CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock. Additional information pertaining to the technologies licensed from CleanTech is available online at http://www.greenshift.com/research.php.

After execution of the EALA during the fourth quarter 2009, the Company developed a testing plan based on the above technologies that called for extended bench trials during 2010 designed to confirm the design and engineering assumptions for the scale-up of the relevant processes to a demonstration-scale pilot during 2011. Importantly, this plan calls for the use of laboratory infrastructure and staffing of a university with the expertise necessary to execute the testing plan, thus allowing the Company to avoid having to build its own laboratory and to hire research staff. The Company requires $500,000 in new financing to properly capitalize the execution of its testing plan and, depending on the results of the testing, an estimated $2,500,000 in new financing to build the planned demonstration-scale pilot facility.

The Company’s goals for 2010 are to (1) complete the financing required for the testing phase described above; (2) complete testing prior to the end of the year; (3) contract with an early adopter client facility into which the Company can integrate its planned demonstration-scale pilot; (4) identify engineering, operational and management staff for hiring during 2011; and (5) identify possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk. With respect to this latter item, the right acquisition could accelerate the Company’s plan to build shareholder value. The Company is currently evaluating a possible acquisition candidate. The Company’s long-term plan is to complete a substantial equity financing to build commercial-scale implementations of its technologies after collection of sufficient operating data from the demonstration-scale pilot.

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture in the amount of $240,000 (see Note 3, Convertible Debentures) and 1,000,000 Series A Preferred Shares. Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive  and Financial Officer. As of December 31, 2009, the Company is in default of this convertible debenture.

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement with Triumvirate Environmental, Inc. (“Triumvirate”). The assets sold were substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE).  Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts.  As a result of the sale, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations.

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisition.

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

RESULTS OF OPERATIONS

YEAR END DECEMBER 31, 2009 VERSUS DECEMBER 31, 2008

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for continuing operations for the twelve months ended December 31, 2009 was $197,996 as compared to $1,377,140 for the corresponding period in 2008. General and administrative expenses in 2009 consisted of $88,345 salaries, $18,830 in legal fees, $25,095 in accounting fees and other miscellaneous administrative expenses. For the twelve months ended December 31, 2008, the increase in general and administrative expenses over the prior period included $74,579 in legal fees related to the Purchase Agreement with Triumvirate, $21,458 increase in insurance, $99,500 for bonuses paid to former employees of GS EnviroServices for their years of service, and $122,150 in legal settlements. General and administrative expenses for the year ending December 31, 2008 of $1,458,709 for Enviro-Safe and Enviro-Safe (NE) have been included in income from discontinued operations.

OTHER INCOME (EXPENSE)

In June of 2009, the Company issued a convertible debenture to James Green containing a beneficial conversion feature. The Company recorded the fair value of the beneficial conversion feature of $26,667. The present value of the beneficial conversion feature was expensed in the amount of $24,827. Total accretion expense of $ 1,288 has been recorded as of December 31, 2009. The Company has accrued $15,120 interest expenses related to the balance due on the convertible debenture.

The Company recognized $74,158 of miscellaneous income during the twelve months ended December 31, 2008 as a result of consulting fees received by the Company from Triumvirate Environmental for assisting with the transition after the close.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from continuing operations used $154,798 of cash in 2009 as compared to $1,288,857 cash used in 2008. Use of cash in 2008 includes the $1.3 million paid to “YAGI” for the reduction of the guarantee of the Company’s assets (see Note 3, Convertible Debentures) as well as other costs associated with the purchase by Triumvirate Environmental.

Non-cash adjustments for continuing operations recorded for the twelve months ended December 31, 2009 totaled $51,024 and consisted of $24,909 change in allowance and $26,115 cost of conversion feature. Non-cash adjustments for continuing operations recorded for the twelve months ended December 31, 2008 totaled $2,010,251 and consisted of $51,699 in stock based compensation, $2,964,484 amortization of debt discount, $31,011 in deferred taxes, $140,000 stock based fees, $280,000 allowance, ($2,920,000) change in derivative liabilities, and $1,388,667 cost of reduction of guarantee. Net cash flows of $965,900 from discontinued operations have been excluded from the above.

Accounts payable for continuing operations at December 31, 2009 totaled $18,065, an increase from the December 31, 2008 balance of $0. Accrued expenses at December 31, 2009 totaled $17,088, a decrease of $13,555 from the December 31, 2008 balance of $30,643.

The Company had a negative working capital position of $255,749 as of December 31, 2009 as compared to a positive working capital position of $218,384 as of December 31, 2008. In October 2008, we distributed $1,090,151 to our shareholders as a dividend.

ITEM 7.          FINANCIAL STATEMENTS

Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets	12

Consolidated Statements of Operations	13

Consolidated Statements of Stockholders' Equity	14

Consolidated Statements of Cash Flows	15

Notes to Consolidated Financial Statements	16-21

ITEM 7.                      FINANCIAL STATEMENTS (continued)

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying balance sheets of GS EnviroServices, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. GS EnviroServices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2010

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009

ASSETS:	12/31/09	12/31/08
Current assets:
Cash	$--	$198,078
Prepaid expense	2,239	2,282

Other receivables	--	48,667
Total current assets	2,239	249,027

TOTAL ASSETS	2,239	249,027
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Convertible debenture, net	222,835	--
Accounts payable	18,065	--
Accrued expenses	17,088	30,643
Total current liabilities	257,988	30,643

Total liabilities:	257,988	30,643

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
15,573,594 shares issued and 7,605,054 outstanding as of 12/31/09 and 15,573,594 outstanding as of 12/31/08	7,605	15,574
Treasury stock, 7,968,540 shares at cost	(240,000)	--

Additional paid-in capital	5,361,041	5,353,072
Retained deficit	(5,384,395)	(5,150,262)
Total stockholders’ equity	(255,749)	218,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239	$249,027

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	12/31/09	12/31/08
Revenues	$--	$--
Revenue with affiliates	--	--
Total revenues	--	--

Cost of revenue	--	--
Gross profit	--	--

Operating Expenses:
Stock based compensation	--	51,699
General and administrative	197,996	1,325,441
Total operating expenses	197,996	1,377,140

Operating income (loss)	(197,996)	(1,377,140)

Other income (expense)
Other expense	--	(260,000)
Miscellaneous income	9,255	74,158
Interest expense—related party	--	(15,994)
Interest expense—convertible debenture	(15,120)	(57,028)
Cost for reduction of guarantee	--	(1,388,667)
Amortization of debt discount	--	(2,964,484)
Change in value of derivative instruments	--	2,920,000
Cost of conversion feature	(26,115)	--
Interest expense—line of credit	--	(20,671)
Interest income	--	11,266
Total other income (expense), net	(31,980)	(1,701,420)

Income (loss) before provision for income taxes	(229,976)	(3,078,560)
(Provision for) benefit from income taxes, net	(4,157)	10,900
Loss from continuing operations	(234,133)	(3,067,660)

Discontinued operations:

Income from discontinued operations, net of tax of $0	--	849,466
Loss on disposal of operations	--	(923,856)
Income (loss) from discontinued operations	--	(74,390)

Net income (loss)	$--	$(3,142,051)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.02)	$(0.21)
Income (loss) from discontinued operations	(0.02)	(0.01)
Net income (loss) per share—basic	$(0.02)	$(0.22)

Diluted:
Income (loss) from continuing operations	$(0.02)	$(0.21)
Income (loss) from discontinued operations	(0.02)	(0.01)
Net loss per share—diluted	$(0.02)	$(0.22)

Weighted average shares outstanding
Basic	10,967,123	14,503,356
Diluted	10,967,123	14,503,356
 The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Treasury Stock Shares	Treasury Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Earning /Deficit	Accumulated other Comprehensive Income	Total Amount
Balance at December 31, 2007	--	$--	26,185,000	$26,185	$(918,061)	$10,181	$10,181	$5,739,735
Stock options	--	--	--	--	51,699	--	--	51,699
Stock based compensation	--	--	6,400,000	6,400	419,600	--	--	426,000
Issuance of warrants	--	--	--	--	44,484	--		44,484
Purchase of treasury stock	17,000,000	1,811,333	--	--	--	--	--	--
Retirement of treasury stock	(17,000,000)	(1,811,333)	(17,000,000)	(17,000)	(1,794,333)	--	--	(1,911,333)
Cancellation of shares	--	--	(11,406)	(11)	11	--	--	--
Dividend	--	--	--	--	--	(1,090,150)	--	(1,090,150)
Net loss	--	--	--	--	--	(3,142,051)	--	(3,142,051)
Balance at December 31, 2008	--	$--	15,573,594	$15,574	$5,353,072	$(5,150,262)	$--	$218,384

Purchase of treasury stock	7,968,540	240,000	(7,968,540)	(7,969)	7,969	--	--	(240,000)
Net loss	--	--	--	--	--	(234,133)	--	(234,133)
Balance at December 31, 2009	7,968,540	$240,000	7,605,054	$7,605	$5,361,041	$(5,384,395)	$--	$255,749

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,133)	$(3,142,051)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
(Income) from discontinued operations	--	(849,466)
(Gain) loss on disposal of discontinued operations	--	923,856
Loss on reduction of guarantee agreement	--	1,388,667
Allowance	24,909	280,000
Deferred taxes	--	31,011
Stock based compensation	--	426,000
Stock issued for services – consulting	--	51,700
Change in fair value of derivative instruments	--	2,964,484
Amortization of debt discount	--	(2,920,000)
Cost of conversion feature	26,115	--
Changes in assets and liabilities
Other assets	--	(97,574)
Accounts payable	18,065	(44,551)
Accrued expenses	(13,555)	(316,274)
Prepaid expenses	43	52,050
Miscellaneous receivable	23,758	(36,709)
Net cash flows used in continuing operations	(154,798)	(1,288,857)
Net cash flows provided by discontinued operations	--	965,900
Net cash flows used in operations	--	(322,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from sale of subsidiaries	--	5,308,527
Note receivable affiliate	--	250,000
Net cash provided by investing activities	--	5,558,527

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	--	670,000
Repayments Line of Credit	--	(1,417,341)
Proceeds from convertible debenture – related party	--	500,000
Proceeds from convertible debenture	--	100,000
Repayment of convertible debenture – related party	--	(500,000)
Repayment of convertible debenture	(43,280)	(2,100,000)
Treasury stock	--	(1,200,000)
Dividend	--	(1,090,151)
Net cash used in financing activities	(43,280)	(5,037,492)
Increase (decrease) in cash	(198,078)	198,078
Cash at beginning of period	198,078	--
Cash at end of period	$--	$198,078

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company’s Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company’s Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.

The Company’s operations during the second half of 2009 consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products. This market focus was selected because of the extensive industrial wastewater operating experience and relationships of the Company’s chairman, as well as his background as a civil and environmental engineer.

On October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products.  CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock. Additional information pertaining to the technologies licensed from CleanTech is available online at http://www.greenshift.com/research.php.

After execution of the EALA during the fourth quarter 2009, the Company developed a testing plan based on the above technologies that called for extended bench trials during 2010 designed to confirm the design and engineering assumptions for the scale-up of the relevant processes to a demonstration-scale pilot during 2011. Importantly, this plan calls for the use of laboratory infrastructure and staffing of a university with the expertise necessary to execute the testing plan, thus allowing the Company to avoid having to build its own laboratory and to hire research staff. The Company requires $500,000 in new financing to properly capitalize the execution of its testing plan and, depending on the results of the testing, an estimated $2,500,000 in new financing to build the planned demonstration-scale pilot facility.

The Company’s goals for 2010 are to (1) complete the financing required for the testing phase described above; (2) complete testing prior to the end of the year; (3) contract with an early adopter client facility into which the Company can integrate its planned demonstration-scale pilot; (4) identify engineering, operational and management staff for hiring during 2011; and (5) identify possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk. With respect to this latter item, the right acquisition could accelerate the Company’s plan to build shareholder value. The Company is currently evaluating a possible acquisition candidate. The Company’s long-term plan is to complete a substantial equity financing to build commercial-scale implementations of its technologies after collection of sufficient operating data from the demonstration-scale pilot.

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2009, the Company is in default of this debenture.

On June 20, 2008, the Company completed an Asset and Stock Purchase Agreement with Triumvirate Environmental, Inc. (“Triumvirate”). The assets sold were substantially all of the assets of Enviro-Safe and 100% of the capital stock of Enviro-Safe (NE).  Triumvirate assumed responsibility for certain designated liabilities of Enviro-Safe, including its trade payables, its accrued expenses, and certain identified executory contracts.  As a result of the sale, the assets and liabilities of Enviro-Safe Corp. and Enviro-Safe Corporation (NE) are presented as assets and liabilities to be disposed of in prior periods and their operations are presented as discontinued in the accompanying consolidated statements of operations.

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisition.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 2009 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and the potential conversion of the $240,000 convertible debenture (see Note 3 – Convertible Debenture).

3           CONVERTIBLE DEBENTURE

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of  $38,562 commencing in October 2009, with the final payment due on February  26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The company recorded the debenture at fair value equal to 90% of the conversion price. Treasury stock of $240,000 was recorded using the cost method in exchange for the shares of common stock. The Company determined that the conversion feature of the Green Debentures met the criteria of Codification, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, as it could result in the note being converted into a variable number of shares. At the commitment dates, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented their face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of December 31, 2009, an expense of $1,288 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 toward the principal. As of December 31, the principal balance net of accretion is $196,720. The Company is currently in default of this agreement.

In the Exchange Agreement, GS EnviroServices undertook to amend its certificate of Incorporation to authorize the Series A Preferred Stock. The Series A Preferred Stock, when authorized and issued, will provide the holder with the right to cast votes at meetings of the shareholders or by written consent equal to 51% of the voting power of the outstanding shares. As of December 31, 2009 the Series A Preferred Stock has not been authorized..GS EnviroServices is holding the Exchange Shares in escrow.  The Exchange Shares will not be cancelled until the Series A Preferred Stock is issued.

On June 3, 2009 James Green transferred to Viridis Capital, LLC his beneficial interest in the Exchange Shares, including his right to receive the Series A Preferred Stock in exchange for the Exchange Shares. Kevin Kreisler, the newly appointed CEO of GS EnviroServices, is the sole member of Viridis Capital, LLC.

4           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2009	2008
Cash paid during the year for the following:
Interest	$--	$93,693
Income taxes	--	10,900
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of convertible debenture for reduction of guarantee	$--	$1,388,667
Purchase of treasury stock by issuance of convertible debenture	240,000	611,333

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

The benefit from (provision for) income taxes as of December 31, 2009 and December 31, 2008 consisted of the following:

Current provision:	2009	2008
Federal	$(4,157)	$--
State	--	10,900
Total current provision	(4,157)	10,900
Deferred provision for tax:
Federal	--	--
State	--	--
Total deferred provision for tax	--	--
Total provision for tax	$(4,157)	$10,900

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

6    PREFEERED STOCK ISSUANCE

INCREASE IN AUTHORIZATION OF STOCK – PREFERRED STOCK

On March 7, 2008, GS EnviroServices' Board of Directors approved an amendment to GS EnviroServices’ Certificate of Incorporation to increase the authorized capital stock to include, with the 100,000,000 shares of common stock already authorized, 1,000,000 shares of preferred stock, par value $.001per share. The preferred shares will be "blank check" shares, meaning that the Board of Directors will have the authority to determine the rights, preferences and limitations associated with the shares, without having to seek a vote of shareholders. On March 7, 2008, the holder of a majority of the voting power of the outstanding voting stock gave his written consent to the amendment. On April 28, 2008, the Secretary of State of the State of Delaware received the Amendment with an effective date of April 30, 2008. As of December 31, 2009, the Company did not have shares of preferred stock outstanding.

7    RETIREMENT OF TREASURY STOCK

On August 14, 2008, the Board of Directors of GS EnviroServices resolved to retire 17 million shares of treasury stock. This resulted in an increase to Additional Paid in Capital in the amount of $1,794,333 and a reduction of 17 million shares of common stock. This reduced the outstanding shares of common stock from 32,573,594 shares to 15,573,594 shares.

RESIGNATION AND APPOINTMENT – CHAIRMAN OF THE BOARD
On June 3, 2009 James Green resigned from his position as sole of the Board of Directors of GS EnviroServices, Inc.  On the same day, Kevin Kreisler accepted appointment to serve as Chairman of the Board.

8    STOCKHOLDERS EQUITY

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under FASB ASC 718. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

On March 12, 2007, the Company issued 3,070,000 stock options to employees. On May 17, 2007 and October 31, 2007 an additional 200,000 and 200,000 stock options were issued respectively. A total of 200,000 options were forfeited in 2007. In 2009 and 2008, 138,600 and 3,025,800 options were forfeited respectively. 2,611,400 of the shares were forfeited in exchange for $116,500 with the remaining shares forfeited due to termination of employment. The options have a three year vesting term and are forfeitable by the employee if employment is terminated prior to vesting. The options granted have a 5 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

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

The following weighted average assumptions were used in the fair market value calculation:

Expected volatility	143%
Expected dividends	--
Expected term	5 years
Risk-Free interest rate	4.51%

A summary of option activity as of December 31, 2009 is presented below:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2009	105,600	$0.06	2.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2009	105,600	0.06	2.19
Exercisable at December 31, 2009	105,600	$0.06	2.19

A summary of the status of the Company's nonvested shares as of December 31, 2009 and changes during the period then ended is presented below:
Nonvested Shares	Shares	Weighted Average Exercise Price

Nonvested at January 1, 2009	--	$--
Granted	--	--
Vested	105,600	0.06
Forfeited	--	--
Nonvested at December 31, 2009	--	$--

WARRANTS

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018.  A summary of warrant activity as of December 31, 2009 is presented below:
Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2009	--	$--	--
Granted	600,000	0.10	8.91
Exercised	--	--	--
Forfeited or expired	---	--	--
Outstanding at December 31, 2009	600,000	0.10	8.91
Exercisable at December 31, 2009	600,000	$0.10	8.91

COMMON STOCK ISSUED FOR SERVICES

On February 1, 2008, the Company issued 4,400,000 shares of common $0.065 per share. These shares were registered on Form S-8 in February of 2008 in accordance with the Securities Act of 1933 of securities to be offered to employees pursuant to employee benefit plans.

9           COMMITMENTS AND CONTINGENCIES

The Company is party to a consulting agreement with Sonata Ventures, LLC, pursuant to which Sonata is due to receive certain cash fees and Company stock upon completion by the Company of targeted acquisitions and/or other strategic transactions. The consulting agreement provides for a cash fee of $50,000 and 2.5% of the issued and outstanding Company common stock upon the closing of the first of any such transaction, as well as the payment of $5,000 per month in the form of Company common stock commencing January 1, 2010.

10           RELATED PARTY TRANSACTIONS

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of the Company’s Board of Directors. Effective on the same date, Doris Christiani resigned from her position as the Company’s Chief Financial Officer. At the same time, the Board of Directors elected Kevin Kreisler to serve as sole member of the Board of Directors and as Chief Executive and Financial Officer.

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2009, the Company is in default of this debenture.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 plus 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.  The Series A Preferred Shares issuable to Mr. Kreisler under the employment agreement shall be fully vested and due as of January 1, 2010.

On October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products.  CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock. Additional information pertaining to the technologies licensed from CleanTech is available online at http://www.greenshift.com/research.php.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

The Company conducted an evaluation of the design and operation of our disclosure  controls and  procedures,  as defined under Rule 13a-15(e) and  15d-15(e)  under  the  Exchange  Act of  1934,  as  amended  (the `Exchange  Act"),  as of the end of the period covered by this report. Company's  disclosure  controls and procedures are designed (i) to ensure that information  required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed and summarized and reported  within the time periods  specified in the SEC's rules and forms and (ii) to ensure that information  required to be  disclosed  in the reports the Company  files or submits  under the Exchange  Act is  accumulated  and  communicated  to  its  management  including its Chief Executive Officer and Chief Financial Officer  to allow timely decisions regarding required disclosure. In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness. This material   weakness   consisted of   inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating disclosure duties. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

b.	Changes in Internal Controls

CHANGES IN INTERNAL CONTROLS

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

c.	Management’s Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The lack of employees prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the above condition, our internal controls over financial reporting were not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler                                  37Chief Executive Officer, Chairman of the Board of Directors

Kevin Kreisler accepted the position of CEO and Chairman and sole member of the Board upon the resignation of James Green on June 3, 2009. Mr. Kreisler has is also the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler is responsible for devising the Company's strategic direction, driving the financing, acquisition, development and commercialization of the Company's clean technologies, and facilitating the realization of the Company's mission to build shareholder value by catalyzing disruptive environmental gain. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2009, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation, whether from GS EnviroServices or its subsidiaries, awarded to, earned by, or paid to Kevin Kresiler, the Company’s current Chief Executive and Financial Officer who also served as the Company’s Chief Exective Officer until March 19, 2007, James Green, who was Chief Executive Officer of GS EnviroServices from March 19, 2007 until June 3, 2009, and Doris Christiani who served as the Chief Financial Officer from March 19, 2007 until June, 2009.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Kevin Kreisler	2009	$--	$--	$--	$--	$--
	2008	--	--	--	--	--
	2007	--	--	--	--	--

James Green	2009	$--	$--	$--	$--	$--
	2008	131,250	--	--	--	--
	2007	175,000	--	130,000	--	--

Doris Christiani	2009	$--	$--	$--	$--	$--
	2008	100,000	--	--	--	--
	2007	100,000	--	65,000	22,484	--

EMPLOYMENT AGREEMENTS

Kevin Kreisler, the Chief Executive Officer and sole member of the Board of Directors. On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.

Compensation of Directors

    Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

 Equity Grants

    The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by him on December 31, 2009.

Option Grants in the Last Fiscal Year
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Kevin Kreisler	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Kevin Kreisler	--	--

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock owned by each person who, as of the Record Date, owned beneficially more than 5% of the outstanding common stock, as well as the ownership of such shares by the sole member of GS EnviroServices’ Board of Directors and the shares beneficially owned by its officers and directors as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Kevin Kreisler	7,968,540	51.2%
One Penn Plaza, Suite 1612
New York, New York 10119
All officers and directors as a group (1 person)	7,968,540	51.2%

MC Green, LLC	1,000,000	6.4%
590 South Street East
Raynham, MA 02767

Doris Christiani	1,000,000	6.4%
4 Fox Trot Run
Sandwich, MA 02563
______________________________

(1)	Ownership is of record and beneficial unless otherwise noted.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices’ independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2009 and 2008 are as follows:
	2009	2008
Audit fees	$37,860	$70,000
Audit-related fees	--	15,000
Tax fees	12,010	5,000
Other fees	--	--
Total fees	$49,870	$90,000

Audit fees consist of fees related to GS EnviroServices’ year-end financial statements and review of GS EnviroServices quarterly reports.  Tax fees consist of fees related to analysis of GS EnviroServices and preparation of GS EnviroServices’ United States federal, state, and local tax returns in 2009.

It is the policy of GS EnviroServices’ board of directors to approve all engagements of GS EnviroServices’ independent auditors to render audit or non-audit services prior to the initiation of such services.

PART IV
ITEM 14.    EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-K for the period ended December 31, 2009:

Exhibit Number          Description

3.1	Certificate of Incorporation – filed as an Appendix to the Definitive Information Statement on Schedule 14C filed on May 9, 2007, and incorporated herein by reference.
3.2	Bylaws – filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2007, and incorporated herein by reference.
10-a	Early Adopter License Agreement dated as of October 10, 2009 between GS CleanTech Corporation and GS EnviroServices, Inc.
10-b	Exchange Agreement dated June 3, 2009 between James Green and GS EnviroServices, Inc.
10-c	Convertible Debenture due February 26, 2010 issued to RAJK Holdings, Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules13a-15(e) and 15d-15(e).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/S/	KEVIN KREISLER
KEVIN KREISLER
President, Chief Executive Officer

Date:       April 15, 2010

In accordance with the Exchange Act, this report has been signed below on April 15, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/S/	KEVIN KREISLER
KEVIN KREISLER
President, Chief Executive Officer, Director

By:	/S/	KEVIN KREISLER
KEVIN KREISLER
Chief Financial and AccountingOfficer