Form 10-Q
period 2010-03-31
GS ENVIROSERVICES, INC.
filed 2010-05-24
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer __   Non-accelerated filer    Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes_X_ No ___

The number of outstanding shares of common stock as of May 21, 2010  was 7,605,054.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2010

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS:	3/31/10	12/31/09
Current assets:
Cash	$--	$--
Prepaid expenses	--	2,239
Total current assets	--	2,239

TOTAL ASSETS	--	2,239
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	68,624	35,153
Convertible debenture	223,387	222,835
Total current liabilities	292,011	257,988

Total liabilities:	292,011	257,988
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized; 15,573,594 shares issued and 7,605,054 outstanding	7,605	7,605
Treasury stock, 7,968,540 and zero shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,361,041	5,361,041
Retained deficit	(5,420,657)	(5,384,395)
Total stockholders’ equity (deficit)	(292,011)	255,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	2,239

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

		Three Months Ended	Three Months Ended T
	3/31/10		3/31/09
Revenues		$--	$--
Cost of revenues		--	--
Gross profit		--	--
Operating expenses:
Stock based compensation		--	-
General and administrative expenses		30,393	102,829
Total operating expenses		30,393	102,829
Operating loss		(30,393)	(102,829)
Other income (expense):
Miscellaneous income		--	3,126
Interest income		--	489
Cost of conversion feature		(552)	--
Interest expense		(5,317)	--
Total other income (expense), net		(5,869)	3,615
Loss before provision for income taxes		(36,262)	(99,214)

Benefit from (provision for) income taxes		--	2,702
Net loss from continuing operations		$(36,262)	$(101,916)
Loss per share
Basic loss per share		$(0.00)	$(0.01)
Diluted loss per share	$	(0.00)	$(0.01)
Weighted average shares of common stock outstanding
Basic		7,605,054	15,573,594
Diluted		7,605,054	15,573,594

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
AND MARCH 31, 2009 (UNAUDITED)

	3/31/10	3/31/09
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,262)	$(101,916)
Adjustments to reconcile net loss to net cash
used in (provided by) operating activities:
Allowance for bad debt	--	15,443
Cost of conversion feature	552	--
Changes in assets and liabilities
Accrued expenses	33,471	2,002
Prepaid expenses	2,239	(20,020)
Miscellaneous receivable	--	33,224
Net cash flows used in continuing operations	--	(71,267)

Increase (decrease) in cash	--	(71,267)
Cash at beginning of period	--	198,078
Cash at end of period	$--	$126,811

The notes to the Condensed Financial Statements are an integral part of these statements.

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

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture in the amount of $240,000 (see Note 3, Convertible Debentures) and 1,000,000 Series A Preferred Shares. Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of March 31, 2010, the Company is in default of this convertible debenture.

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to raise capital will depend on our success in  obtaining financing and our success in developing revenue sources

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at March 2010 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and the potential conversion of the $240,000 convertible debenture (see Note 3 – Convertible Debenture).

2           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
	2010		2009
Cash paid during the period for the following:	$		$
Income taxes		--		2,702
Total		$--		$2,702

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of  $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of March 31, 2010, an expense of $1,840 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. A total of $552 amortization was expensed in the three months ended March 31, 2010. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of March 31, 2010, the Company is in default of this debenture.

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes,"  "expects,"  "intends,"  "anticipates,"  "plans to,"  "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 VERSUS THE THREE MONTHS ENDED MARCH 31, 2009

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the three months ended March 31, 2010 were $30,393 as compared to $102,829 for the corresponding period in 2009. G&A costs for the period are reduced as compared to the corresponding 2009 period due to an elimination of salary expense.

INTEREST EXPENSE

Interest expense increased to $5,317 in the quarter ended March 31, 2010, as compared to the corresponding period of 2009 due to the issuance of the convertible debenture in June of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from continuing operations used $0 cash in 2010 as compared to $71,267 cash used in 2009.

Non-cash adjustments for continuing operations recorded for the three months ended March 31, 2010 consisted of an adjustment to cost of conversion feature totaling $552.

Accrued expenses totaled $68,624 and $35,153 respectively at March 31, 2010 and 2009.

The Company had a negative working capital position of $292,011 as of March 31, 2010 as compared to a negative working capital position of $255,749 as of December 31, 2009.

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

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the period ended March 31, 2010:

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

GS EnviroServices, Inc.

Dated: May 24, 2010	/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer and Chief Financial Officer