Form 10-Q
period 2010-06-30
GS ENVIROSERVICES, INC.
filed 2010-08-20
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes X  No __

The number of outstanding shares of common stock as of August 20, 2010 was 7,605,054.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2010

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS:	6/30/10	12/31/09
Current assets:
Cash	$--	$--
Prepaid expenses	--	2,239
Total current assets	--	2,239

TOTAL ASSETS	--	2,239
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses and accounts payable	136,299	35,153
Convertible debenture	223,387	222,835
Total current liabilities	359,686	257,988

Total liabilities:	359,686	257,988
Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares
authorized; 15,573,594 shares issued and 7,605,054 outstanding	7,605	7,605
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,361,041	5,361,041
Retained deficit	(5,488,332)	(5,384,395)
Total stockholders’ equity (deficit)	(359,686)	(255,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$2,239

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	6/30/10		6/30/09	6/30/10		6/30/09
Revenues		$--	$--		$--	$--
Cost of revenues		--	--		--	--
Gross profit		--	--		--	--

Operating expenses:
General and administrative expenses		61,123	60,000		91,516	162,829
Total operating expenses		61,123	60,000		91,516	162,829
Operating loss		(61,123)	(60,000)		(91,516)	(162,829)
Other income (expense):
Miscellaneous income		--	574		--	4,188
Amortization of debt discount		--	(184)		--	(184)
Cost of conversion feature		--	(24,827)		(552)	(24,827)
Interest expense		(6,552)	--		(11,869)	--
Total other income (expense), net		(6,552)	(24,437)		(12,421)	(20,823)
Loss before provision for income taxes		(67,675)	(84,437)		(103,937)	(183,652)

Provision for income taxes		--	250		--	2,952
Net loss from continuing operations		$(67,675)	$(84,687)		$(103,937)	$(186,604)
Loss per share
Basic loss per share		$(0.00)	$(0.01)		$(0.01)	$(0.01)
Diluted loss per share	$	(0.00)	$(0.01)	$	(0.01)	$(0.01)
Weighted average shares of common stock outstanding
Basic		15,573,594	15,573,594		15,573,594	15,573,594
Diluted		15,573,594	15,573,594		15,573,594	15,573,594

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
AND JUNE 30, 2009 (UNAUDITED)

	6/30/10	6/30/09
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,937)	$(186,604)
Adjustments to reconcile net loss to net cash
used in (provided by) operating activities:
Allowance for bad debt	--	25,011
Cost of conversion feature	552	--
Changes in assets and liabilities
Accounts payable	21,777	10,863
Accrued expenses	79,369	(28,675)
Prepaid expenses	2,239	(13,177)
Miscellaneous receivable	--	23,758
Change in allowance	--	24,909
Net cash flows used in continuing operations	--	(143,915)

Notes receivable, related party	--	(24,000)
Net cash flows used in financial activities	--	(24,000)

Increase (decrease) in cash	--	(167,915)
Cash at beginning of period	--	198,078
Cash at end of period	$--	$30,163

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company’s operations during 2010 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

EXCHANGE AGREEMENT

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture in the amount of $240,000 (see Note 3, Convertible Debentures) and 1,000,000 Series A Preferred Shares. Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A preferred stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of June 30, 2010, the Company is in default of this convertible debenture.

GOING CONCERN

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to raise capital will depend on our success in     obtaining financing and our success in developing revenue sources.

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at June 2010 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and the potential conversion of the $240,000 convertible debenture (see Note 3 – Convertible Debenture).

2           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2010		2009
Cash paid during the period for the following:	$		$
Income taxes		--		2,952
Total		$--		$2,952

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Purchase of treasury stock by issuance of convertible debenture		$--		$240,000

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of  $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of June 30, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. A total of $552 amortization was expensed in the six months ended June 30, 2010. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of June 30, 2010, the Company is in default of this debenture.

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

4    SUBSEQUENT EVENTS

The Company filed an information Statement during the second quarter 2010 notifying the shareholders of the Company that the holders of shares representing a majority of the voting power os the GS EnviroServices, Inc. have given their written consent to a resolution adopted by the Board of Directors of GS EnviroServices to amend the certificate of incorporation of GS EnviroServices so as to increase the authorized common stock from 100,000,000 shares, $.001 par value, to 10,000,000,000 shares, $.0001 par value, and to increase the authorized preferred stock from 1,000,000 shares, $.001 par value, to 5,000,000 shares, $.001 par value.  This Information Statement was mailed in June 2010 to shareholders of record.  The Company plans to file the relevant amendment to the Certificate of Incorporation with the Delaware Secretary of State in August 2010, at which time such amendment shall become effective.

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

The Company’s operations during 2010 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 VERSUS THE THREE MONTHS ENDED JUNE 30, 2009

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the three months ended June 30, 2010 were $61,123 as compared to $60,000 for the corresponding period in 2009.

INTEREST EXPENSE

Interest expense increased to $6,552 in the quarter ended June 30, 2010, as compared to $0 for the corresponding period of 2009 due to the issuance of the convertible debenture in June of 2009.

NET LOSS

Our net loss for the three months ended June 30, 2010 and 2009 was $67,675 and $84,687 respectively.

SIX MONTHS ENDED JUNE 30, 2010 VERSUS THE SIX MONTHS ENDED JUNE 30, 2009

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the six months ended June 30, 2010 were $91,516 as compared to $143,915 for the corresponding period in 2009.

INTEREST EXPENSE

Interest expense increased to $11,869 in the six months ended June 30, 2010, as compared to $0 for the corresponding period of 2009 due to the issuance of the convertible debenture in June of 2009.

NET LOSS

Our net loss for the six months ended June 30, 2010 and 2009 was $103,937 and $186,604 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from continuing operations used $0 cash in 2010 as compared to $143,915 cash used in 2009.

Non-cash adjustments for continuing operations recorded for the six months ended June 30, 2010 consisted of an adjustment to cost of conversion feature totaling $552.

Accounts payable and accrued expenses totaled $136,299 and $35,153 respectively at June 30, 2010 and December 31, 2009.

The Company had a negative working capital position of $359,686 as of June 30, 2010 as compared to a negative working capital position of $255,749 as of December 31, 2009.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure.

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The lack of employees prevents us from segregating disclosure duties.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on the results of this assessment, our management concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      RESERVED

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the period ended June 30, 2010:

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

GS ENVIROSERVICES, INC.

Dated: August 20, 2010	/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer and Chief Financial Officer