Form 10-Q
period 2010-09-30
GS ENVIROSERVICES, INC.
filed 2010-11-22
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act Yes__ No _X_

The number of outstanding shares of common stock as of  November 22, 2010 was 7,605,054.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR SEPTEMBER 30, 2010

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS:	9/30/10	12/31/09
Current assets:
Cash	$--	$--
Prepaid expenses	--	2,239
Total current assets	--	2,239

TOTAL ASSETS	--	2,239
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses and accounts payable	196,215	35,153
Convertible debenture	223,387	222,835
Total current liabilities	419,602	257,988

Total liabilities:	419,602	257,988
Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares
authorized; 15,573,594 shares issued and 7,605,054 outstanding	7,605	7,605
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,361,041	5,361,041
Retained deficit	(5,548,248)	(5,384,395)
Total stockholders’ equity (deficit)	(419,602)	255,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$2,239

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended:			For the Nine months Ended:
	9/30/10		9/30/09	9/30/10		9/30/09
Revenues		$--	$--		$--	$--
Cost of revenues		--	--		--	--
Gross profit		--	--		--	--

Operating expenses:
General and administrative expenses		53,884	19,677		145,400	182,506
Total operating expenses		53,884	19,677		145,400	182,506
Operating loss		(53,884)	(19,677)		(145,400)	(182,506)
Other income (expense):
Miscellaneous income		--	5,066		--	9,255
Cost of conversion feature		--	(552)		(552)	(25,563)
Interest expense		(6,033)	(8,496)		(17,902)	(8,496)
Total other income (expense), net		(6,033)	(3,982)		(18,454)	(24,804)
Loss before provision for income taxes		(59,917)	(23,659)		(163,854)	(207,310)

Provision for income taxes		--	(1,205)		--	(4,157)
Net loss from continuing operations		$(59,917)	$(24,864)		$(163,854)	$(211,467)
Loss per share
Basic loss per share		$(0.00)	$(0.00)		$(0.01)	$(0.02)
Diluted loss per share	$	(0.00)	$(0.00)	$	(0.01)	$(0.00)
Weighted average shares of common stock outstanding
Basic		15,573,594	10,967,123		15,573,594	10,967,123
Diluted		15,573,594	10,967,123		15,573,594	10,967,123

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
AND SEPTEMBER 30, 2009 (UNAUDITED)

	9/30/10	9/30/09
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,854)	$(211,467)
Adjustments to reconcile net loss to net cash
used in (provided by) operating activities:
Allowance for bad debt	--	--
Cost of conversion feature	552	25,563
Changes in assets and liabilities
Accounts payable	25,661	--
Accrued expenses	135,402	(12,778)
Prepaid expenses	2,239	(6,334)
Miscellaneous receivable	--	23,758
Change in allowance	--	24,909
Net cash flows used in continuing operations	--	(156,349)

Notes receivable, related party	--	(24,000)
Net cash flows used in financial activities	--	(24,000)

Increase (decrease) in cash	--	(180,349)
Cash at beginning of period	--	198,078
Cash at end of period	$--	$17,729

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s goals for 2011 are to (1) complete the financing required for the testing phase described above; (2) complete testing prior to the end of the year; (3) contract with an early adopter client facility into which the Company can integrate its planned demonstration-scale pilot; (4) identify engineering, operational and management staff for hiring during 2011; and (5) identify possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk. With respect to this latter item, the right acquisition could accelerate the Company’s plan to build shareholder value. The Company’s long-term plan is to complete a substantial equity financing to build commercial-scale implementations of its technologies after collection of sufficient operating data from the demonstration-scale pilot.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at September 30, 2010 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and the potential conversion of the $240,000 convertible debenture (see Note 3 – Convertible Debenture).

COMMON STOCK

The Company filed an information Statement during the second quarter 2010 notifying the shareholders of the Company that the holders of shares representing a majority of the voting power of GS EnviroServices, Inc. have given their written consent to a resolution adopted by the Board of Directors of GS EnviroServices to amend the certificate of incorporation of GS EnviroServices so as to increase the authorized common stock from 100,000,000 shares, $.001 par value, to 10,000,000,000 shares, $.0001 par value, and to increase the authorized preferred stock from 1,000,000 shares, $.001 par value, to 5,000,000 shares, $.001 par value.  This Information Statement was mailed in June 2010 to shareholders of record.  The amendment to the Certificate of Incorporation with the Delaware Secretary of State was effective September 21, 2010.

2           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2010		2009
Cash paid during the period for the following:	$		$
Income taxes		--		4,157
Total		$--		$4,157

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Purchase of treasury stock by issuance of convertible debenture		$--		$240,000

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of  $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of September 30, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. A total of $552 amortization was expensed in the nine months ended September 30, 2010. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of September 30, 2010, the Company is in default of this debenture.

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

The Company’s goals for 2011 are to (1) complete the financing required for the testing phase described above; (2) complete testing prior to the end of the year; (3) contract with an early adopter client facility into which the Company can integrate its planned demonstration-scale pilot; (4) identify engineering, operational and management staff for hiring during 2011; and (5) identify possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk. With respect to this latter item, the right acquisition could accelerate the Company’s plan to build shareholder value. The Company’s long-term plan is to complete a substantial equity financing to build commercial-scale implementations of its technologies after collection of sufficient operating data from the demonstration-scale pilot.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2009

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the three months ended September 30, 2010 were $53,884 as compared to $19,677 for the corresponding period in 2009.

INTEREST EXPENSE

Interest expense was $6,033 in the quarter ended September 30, 2010, as compared to $8,496 for the corresponding period of 2009 due to the issuance of the convertible debenture in June of 2009.

NET LOSS

Our net loss for the three months ended September 30, 2010 and 2009 was $59,917 and $24,864 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2009

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the nine months ended September 30, 2010 were $145,400 as compared to $182,506 for the corresponding period in 2009.  G&A expenses for the nine months ended September 30, 2010 included approximately $62,500 in officer compensation, $21,000 in legal and accounting and $40,000 in consulting.  G&A expenses for the nine months ended September 30, 2009 included approximately $88,000 in officer compensation, $41,000 in legal and accounting. $20,000 in insurance and $16,000 in consulting .

INTEREST EXPENSE

Interest expense increased to $17,902 in the nine months ended September 30, 2010, as compared to $8,496 for the corresponding period of 2009 due to the issuance of the convertible debenture in June of 2009.

NET LOSS

Our net loss for the nine months ended September 30, 2010 and 2009 was $163,854 and $211,467, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from operations used $0 in cash in 2010 as compared to $156,349 cash used in 2009.

Non-cash adjustments for operations recorded for the nine months ended September 30, 2010 consisted of an adjustment to cost of conversion feature totaling $552.

Accounts payable and accrued expenses totaled $196,215 and $35,153, respectively at September 30, 2010 and December 31, 2009.

The Company had a negative working capital position of $419,602 as of September 30, 2010 as compared to a negative working capital position of $255,749 as of December 31, 2009.

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

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the period ended September 30, 2010:

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

GS ENVIROSERVICES, INC.

Dated: November 22, 2010	/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer and Chief Financial Officer