Form 10-K
period 2010-12-31
GS ENVIROSERVICES, INC.
filed 2011-04-15
CIK 1163966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-K
______________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
 (Exact name of registrant as specified in its charter)

Delaware		20-8563731
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, Georgia		30005
(Address of principal executive offices)		(Zip Code)
(212) 994-5374
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer[ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes		No	X

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $152,101.

As of April 15, 2011, there were 15,573,578 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1	BUSINESS

The Company’s operations during 2010 consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products. The Company’s strategy is to develop a wastewater recycling facility based on such technologies to produce value-added products.

During 2010, the Company located and conducted due diligence into a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. The Company is currently seeking financing for this facility and plans to initially raise about $1 million to complete initial construction.

In October 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products. CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock.

The Company utilizes the services of consultants to conserve costs and defray risk as it executes on its project and technology development plans. During 2010, the Company incurred $167,500 in costs relating to the services and expenses of its consultants.

The Company’s goals for 2011 are to complete the financing required for the facility described above and to complete construction; commence operations at the Raynham site; and, initiate pilot testing with the Company’s technologies at the Raynham site. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk.

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

The Company had a loss from continuing operations of $275,624 during the year ended December 31, 2010, and had $0 in cash at December 31, 2010. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

We lack capital to fund our operations.

During the year ended December 31, 2010 our operations used $0 in cash.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	DESCRIPTION OF PROPERTIES

The Company currently maintains office at 5950 Shiloh Road East, Suite N, Alpharetta, GA  30004.  The lease for this space expires in February of 2012. We paid $0 in rent during 2010.  During 2010 we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant.  We believe these offices will be sufficient for our needs until we successfully complete the financing and construction of our planned facility in Raynham, Massachusetts.

ITEM 3	LEGAL PROCEEDINGS

During August 2009, a legal action titled LaCombe v. R&R Warren et al. v Enviro-Safe. Corp. and P&A Construction, Inc. was filed against a former subsidiary of the Company in the Superior Court of Norfolk, Massachusetts.  The subsidiary, Mashpee Holdings Corporation, formerly known as Enviro-Safe, Corp., was included as a third-party defendant in the suit.  The suit was brought by R&R Warren which is an oil company that was engaged to clean up an oil spill in the LaCombe household.  R&R Warren states that Enviro-Safe Corp. did not follow proper procedures in cleaning up the spill.  Enviro-Safe Corp., along with P&A Construction, Inc., the contractor that Enviro -Safe Corp. engaged, deny the charges.  In January 2011, the lawsuit was settled.  Enviro-Safe Corp.’s  portion was paid by its insurance carrier.

ITEM 4	RESERVED

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

Period	High	Low

2009 First Quarter	0.015	0.050
2009 Second Quarter	0.017	0.017
2009 Third Quarter	0.020	0.020
2009 Fourth Quarter	0.032	0.032

2010 First Quarter	0.03	0.03
2010 Second Quarter	0.03	0.02
2010 Third Quarter	0.04	0.02
2010 Fourth Quarter	0.05	0.02

Title of Class	Approximate Number of Holders of Record as of April 15, 2011
Common Stock, $0.0001 par		95

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

None.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2010.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The Company’s operations during 2010 consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products. The Company’s strategy is to develop a wastewater recycling facility based on such technologies to produce value-added products.

During 2010, the Company located and conducted due diligence into a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. The Company is currently seeking financing for this facility and plans to initially raise about $1 million to complete initial construction.

In October 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products. CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock.

The Company utilizes the services of consultants to conserve costs and defray risk as it executes on its project and technology development plans. During 2010, the Company incurred $167,500 in costs relating to the services and expenses of its consultants.

The Company’s goals for 2011 are to complete the financing required for the facility described above and to complete construction; commence operations at the Raynham site; and, initiate pilot testing with the Company’s technologies at the Raynham site. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

General and administrative expenses for continuing operations for the year ended December 31, 2010 was $251,138 as compared to $197,996 for the corresponding period in 2009. The amount incurred for 2010 included $83,638 in general and administrative expenses, $97,500 in consulting fees and $70,000 in expenses relating to the development of the Company’s planned Raynham, Massachusetts  recycling facility.

Total other expense for the years ended December 31, 2010 and 2009 was $24,486 and $31,980, respectively. Included in the year ended December 31, 2010 was $23,934 of interest expense as well as $552 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2010.  Included in the year ended December 31, 2009 was $15,120 of interest expense as well as $26,115 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional costs for the conversion features of $552 for the year ended December 31, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company produced no cash from its operating activities during 2010, as compared to $154,798 cash used in 2009. Non-cash adjustments for operations recorded for the year ended December 31, 2010 consisted of an adjustment to cost of conversion feature totaling $552.  Non-cash adjustments for continuing operations recorded for the year ended December 31, 2009 totaled $51,024 and consisted of $24,909 change in allowance and $26,115 cost of conversion feature. Accounts payable at December 31, 2010 totaled $36,976, an increase of $18,911 from the December 31, 20098 balance of $18,065. Accrued expenses at December 31, 2010 totaled $271,010, an increase of $253,922 from the December 31, 2009 balance of $17,088.  The Company had a negative working capital position of $531,373 as of December 31, 2010 as compared to a negative working capital position of $255,749 as of December 31, 2009.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying balance sheets of GS EnviroServices, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010.  GS EnviroServices’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has no established source of revenue and has a working capital deficiency as of December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2011

GS ENVIROSERVICES, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2010

	12/31/2010	12/31/2009
ASSETS

Current Assets:
Cash	$--	$--
Prepaid expenses	--	2,239
Total current assets	--	2,239

TOTAL ASSETS	--	2,239

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Convertible debenture, net	223,387	222,835
Accounts payable	36,976	18,065
Accrued expenses	271,010	17,088
Total current liabilities	531,373	257,988

Total Liabilities	531,373	257,988

Stockholders’ Equity (Deficit):
Common stock: $0.0001 par value, 10,000,000,000 shares authorized at 12/31/10 and $0.001 par value, 100,000,000 shares authorized at 12/31/09; 7,605,054
and 7,605,054 shares issued and outstanding, respectively	761	7,605
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid in capital	5,367,885	5,361,041
Retained deficit	(5,660,019)	(5,384,395)
Total stockholders’ equity (deficit)	(531,373)	(255,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$2,239

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Twelve Months Ended
	12/31/2010	12/31/2009

Revenues	$--	$--
Revenue	--	--
Total revenues	--	--

Cost of revenue	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	251,138	197,996
Total operating expenses	251,138	197,996

Loss from operations	(251,138)	(197,996)

Other Income (Expense):
Miscellaneous income	--	9,255
Interest expense-convertible debenture	(23,934)	(15,120)
Cost of conversion feature	(552)	(26,115)
Total other income (expense), net	(24,486)	(31,980)

Loss before provision for income taxes	(275,624)	(229,976)
(Provision for)/benefit from income taxes, net	--	(4,157)

Net loss	(275,624)	(234,133)

Loss per Share:
Net loss per share – basic	$(0.04)	$(0.02)

Net loss per share – diluted	$(0.04)	$(0.02)

Weighted average shares outstanding
Basic	7,605,054	10,967,123
Diluted	7,605,054	10,967,123
The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Treasury Stock Shares	Treasury Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Earning/Deficit	Total Amount
Balance at December 31, 2008	--	$--	15,573,594	$15,574	$5,353,072	$(5,150,262)	$218,384

Purchase of treasury stock	7,968,540	240,000	(7,968,540)	(7,969)	7,969	--	(240,000)

Net loss	--	--	--	--	--	(234,133)	(234,133)

Balance at December 31, 2009	7,968,540	$240,000	7,605,054	$7,605	$5,361,041	$(5,384,395)	$(255,749)

Net loss	--	--	--	--	--	$(275,624)	$(275,624)

Change in par value	--	--	--	(6.844)	6,844	--	--

Balance at December 31, 2010	7,968,540	$240,000	7,605,054	$761	$5,367,885	$(5,660,019)	$(531,373)

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	12/31/2010	12/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(275,624)	(234,133)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance	--	24,909
Cost of conversion feature	552	26,115

Changes in operating assets and liabilities:
Accounts payable	18,911	18,065
Accrued expenses	253,922	(13,555)
Prepaid expenses	2,239	43
Miscellaneous receivable	--	23,758
Net cash flow used in operations	--	(154,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debenture	--	(43,280)
Net cash provided by financing activities	--	(43,280)

Net increase (decrease) in cash	--	(198,078)
Cash at beginning of period	--	198,078
Cash at end of period	$--	$--

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

NOTE 2	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 2010 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and 12,857,516 shares from the potential conversion of the $196,720 convertible debenture (see Note 3 – Convertible Debenture).

NOTE 3	CONVERTIBLE DEBENTURE

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of  $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature valued at $26,667 of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  For the year ended December 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of December 31, 2010, the Company is in default of this debenture.  Accrued interest on this note as of December 31, 2010 and 2009 of $39,054 and $15,120, respectively, is included in accrued expenses in the accompanying Balance Sheets.

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

NOTE 4	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2010	2009
Cash paid during the year for the following:
Interest	$--	$--
Income taxes	--	--
Total

Supplemental schedule of non-cash investing and financing activities:
Purchase of treasury stock by issuance of convertible debenture	$--	$240,000

NOTE 5	INCOME TAXES

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

The benefit from (provision for) income taxes as of December 31, 2010 and December 31, 2009 consisted of the following:

Current provisions:	2010	2009
Federal	$--	$(4,157)
State	--	--
Total current provision	--	(4,157)
Deferred provision for tax:
Federal	--	--
State	--	--
Total deferred provision for tax	--	--
Total provision for tax	$--	$(4,157)

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

NOTE 6	STOCKHOLDERS EQUITY

COMMON STOCK

The Company filed an information Statement during the second quarter 2010 notifying the stockholders of the Company that the holders of shares representing a majority of the voting power of GS EnviroServices, Inc. have given their written consent to a resolution adopted by the Board of Directors of GS EnviroServices to amend the certificate of incorporation of GS EnviroServices so as to increase the authorized common stock from 100,000,000 shares, $.001 par value, to 10,000,000,000 shares, $.0001 par value, and to increase the authorized preferred stock from 1,000,000 shares, $.001 par value, to 5,000,000 shares, $.001 par value.  This Information Statement was mailed in June 2010 to stockholders of record.  The amendment to the Certificate of Incorporation with the Delaware Secretary of State was effective September 21, 2010.

RESIGNATION AND APPOINTMENT – CHAIRMAN OF THE BOARD

On June 3, 2009 James Green resigned from his position as sole member of the Board of Directors of GS EnviroServices, Inc.  On the same day, Kevin Kreisler accepted appointment to serve as Chairman of the Board.

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

A summary of option activity as of December 31, 2010 and 2009 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2009	105,600	$0.06	2.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2010	105,600	$0.06	1.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2010	105,600	0.06	0.19
Exercisable at December 31, 2010	105,600	$0.06	0.19

WARRANTS

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018.  A summary of warrant activity as of December 31, 2010 and 2009 is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2009	600,000	$0.10	8.91
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2010	600,000	$0.10	7.91
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2010	600,000	0.10	6.91
Exercisable at December 31, 2010	600,000	$0.10	6.91

NOTE 7	COMMITMENTS AND CONTINGENCIES

The Company is party to a consulting agreement with Sonata Ventures, LLC, pursuant to which Sonata is due to receive certain cash fees and Company stock upon completion by the Company of targeted acquisitions and/or other strategic transactions. The consulting agreement provides for a cash fee of $50,000 and 2.5% of the issued and outstanding Company common stock upon the closing of the first of any such transaction, as well as the payment of $5,000 per month accrrued in the form of Company common stock commencing January 1, 2010.

The Company is party to a consulting agreement with James Green for services in connection with developing a renewable energy project that is capable of generating income and cash flow at rates sufficient to realize a return on capital within less than three years from the project’s commencement.  Pursuant to the agreement, the Company agreed to compensate James Green for prior services which commenced March 1, 2010.  The compensation per the agreement is for $5,000 per month plus reimbursement for normal and necessary business expenses effective March 1, 2010 through the termination of the agreement.  The Company has been accruing $2,000 per month for reimbursement of expenses.

During 2010, the Company located and conducted due diligence into a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. The Company is currently seeking financing for this facility and plans to initially raise about $1 million to complete initial construction.

During August 2009, a legal action titled LaCombe v. R&R Warren et al. v Enviro-Safe. Corp. and P&A Construction, Inc. was filed against a former subsidiary of the Company in the Superior Court of Norfolk, Massachusetts.  The subsidiary, Mashpee Holdings Corporation, formerly known as Enviro-Safe, Corp., was included as a third-party defendant in the suit.  The suit was brought by R&R Warren which is an oil company that was engaged to clean up an oil spill in the LaCombe household.  R&R Warren states that Enviro-Safe Corp. did not follow proper procedures in cleaning up the spill.  Enviro-Safe Corp., along with P&A Construction, Inc., the contractor that Enviro -Safe Corp. engaged, deny the charges.  In January 2011, the lawsuit was settled.  Enviro-Safe Corp.’s  portion was paid by its insurance carrier.

NOTE 8	RELATED PARTY TRANSACTIONS

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

On June 23, 2010, the Company entered into a consulting agreement with James Green for services in connection with developing a renewable energy project that is capable of generating income and cash flow at rates sufficient to realize a return on capital within less than three years from the project’s commencement.  Pursuant to the agreement, the Company agreed to compensate James Green for prior services which commenced March 1, 2010.  The compensation per the agreement is for $5,000 per month plus reimbursement for normal and necessary business expenses effective March 1, 2010 through the termination of the agreement.  The Company has been accruing $2,000 per month for reimbursement of expenses.

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2010, the Company is in default of this debenture.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 paid in the form of 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.  The Series A Preferred Shares issuable to Mr. Kreisler under the employment agreement shall be fully vested and due as of January 1, 2010.  No shares have been issued to Mr. Kreisler.

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

NOTE 9	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 23, 2010, the Company entered into a consulting agreement with James Green for services in connection with developing a renewable energy project that is capable of generating income and cash flow at rates sufficient to realize a return on capital within less than three years from the project’s commencement.  Pursuant to the agreement, the Company agreed to compensate James Green for prior services which commenced March 1, 2010.  The compensation per the agreement is for $5,000 per month plus reimbursement for normal and necessary business expenses effective March 1, 2010 through the termination of the agreement.  The Company has been accruing $2,000 per month for reimbursement of expenses. The Company failed to accrue the expenses related to this agreement.  Consequently, the Company determined to restate its financial statements included in its quarterly interim period reports previously reported on Form 10-Q for the periods ended June 30 and September 30, 2010.

The tables below summarize the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the periods ended June 30 and September 30, 2010. The restatement did not impact cash flow from operating, investing, or financing activities.

2010 Balance Sheet (unaudited)

	June 30,			September 30,
	Restated	Adjustments	Reported	Restated	Adjustments	Reported
Current Assets:
Cash	--	--	--	--	--	--
Prepaid expenses and other assets	--	--	--	--	--	--
Total current assets	--	--	--	--	--	--
Total assets	--	--	--	--	--	--
Liabilities and Stockholder’s Deficit
Current liabilities:
Convertible debenture, net	223,387	--	223,387	223,387	--	223,387
Accounts payable	39,842	--	39,842	43,726	--	43,726
Accrued expenses	124,457	28,000	96,457	201,490	49,000	152,490
Total current liabilities	387,686	28,000	359,686	468,602	49,000	419,602
Total liabilities	387,686	28,000	359,686	468,602	49,000	419,602
Stockholders’ deficit:
Common stock: $0.0001 par value, 10,000,000,000 shares authorized; 7,605,054 and 7,605,054 shares issued and outstanding, respectively	7,605	--	7,605	7,605	--	7,605
Treasury stock, 7,968,540 shares at cost	(240,000)	--	(240,000)	(240,000)	--	(240,000)
Additional paid-in capital	5,361,041	--	5,3651,041	5,361,041	--	5,361,041
Retained deficit	(5,516,332)	(28,000)	(5,488,332)	(5,598,248)	(49,000)	(5,548,248)
Total Stockholders’ equity (deficit)	(387,686)	(28,000)	(359,686)	(468,602)	(49,000)	(419,602)

(1) Adjustment to accrued expenses for consulting

2010 Statements of Operations – Quarterly (unaudited)

	Three Months Ended June 30,			Three Months Ended September 30,
	Restated	Adjustments	Reported	Restated	Adjustments	Reported

Revenues	--	--	--	--	--	--
Cost of revenues	--	--	--	--	--	--
Gross profit	--	--	--	--	--	--
Operating expenses:
General and administrative expenses	89,123	28,000	61,123	74,884	21,000	53,884
Total operating expenses	89,123	28,000	61,123	74,884	21,000	53,884
Operating loss	(89,123)	(28,000)	(61,123)	(74,884)	(21,000)	(53,884)
Other income (expense):
Miscellaneous income	--	--	--	--	--	--
Amortization of debt discount	--	--	--	--	--	--
Cost of conversion feature	--	--	--	--	--	--
Interest expense	(6,522)	--	(6,522)	(6,033)	--	(6.033)
Total other income (expense), net	(6,552)	--	(6,522)	(6,033)	--	(6,033)
Loss before provision for income taxes	(95,675)	(28,000)	(67,675)	(80,917)	(21,000)	(59,917)
Provision for income taxes	--	--	--	--	--	--
Net loss from continuing operations	(95,675)	(28,000)	(67,675)	(80,917)	(21,000)	(59,917)
Net loss per share, basic and diluted	(0.01)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)

Weighted average shares outstanding, basic and diluted	15,573,594		15,573,594	15,573,594		15,573,594

(1) Adjustment to general and administrative expenses for consulting fees and business expenses

	Six Months Ended June 30,			Six Months Ended September 30,
	Restated	Adjustments	Reported	Restated	Adjustments	Reported

Revenues	--	--	--	--	--	--
Cost of revenues	--	--	--	--	--	--
Gross profit	--	--	--	--	--	--
Operating expenses:
General and administrative expenses	119,516	28,000	91,516	194,400	49,000	145,400
Total operating expenses	119,516	28,000	91,516	194,400	49,000	145,400
Operating loss	(119,516)	(28,000)	(91,516)	(194,400)	(49,000)	(145,400)
Other income (expense):
Miscellaneous income	--	--	--	--	--	--
Amortization of debt discount	--	--	--	--	--	--
Cost of conversion feature	(552)	--	(552)	(552)	--	(552)
Interest expense	(11,869)	--	(11,869)	(17,902)	--	(17,902)
Total other income (expense), net	(12,421)	--	(12,421)	(18,454)	--	(18,454)
Loss before provision for income taxes	(131,937)	(28,000)	(103,937)	(212,854)	(49,000)	(163,854)
Provision for income taxes	--	--	--	--	--	--
Net loss from continuing operations	(131,937)	(28,000)	(103,937)	(212,854)	(49,000)	(163,854)
Net loss per share, basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)	(0.00)	(0.01)

Weighted average shares outstanding, basic and diluted	15,573,594		15,573,594	15,573,594		15,573,594

(1) Adjustment to general and administrative expenses for consulting fees and business expenses.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2010.

There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2010. Management determined that at December 31, 2010, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	38	Chairman, Chief Executive Officer, Chief Financial Officer

Mr. Kreisler is the chairman and the majority shareholder of the Company through his holding company, Viridis Capital, LLC. Mr. Kreisler is also the chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler was admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2010, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer, or served any other enterprise as director, officer or employee at our request.  The board of directors, in its discretion, has the power on our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees.

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

AUDIT COMMITTEE; COMPENSATION COMMITTEE; NOMINATING COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the fact that there is only one director.  The Board of Directors also does not have an independent audit committee financial expert, for the same reason.

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions.  The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GS EnviroServices, Inc., 5950 Shiloh Road East, Suite N, Alpharetta, GA  30005.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth all compensation, whether from GS EnviroServices or its subsidiaries, awarded to, earned by, or paid to James Green, who was Chief Executive Officer of GS EnviroServices from March 19, 2007 to June 3, 2009 and Chief Executive Officer of Enviro-Safe throughout the past three years, Kevin Kreisler, who was Chief Executive Officer of GS EnviroServices until March 19, 2007 and Chief Executive Officer and Chief Accounting Officer from June 3, 2009 to date, and Doris Christiani, our former Chief Financial Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2010	$50,000	--	--	--	--
	2009	1	--	--	--	--
	2008	--	--	--	--	--

James Green	2009	--	--	--	--	--
	2008	131,250	--	--	--	--

Doris Christiani	2009	--	--	--	--	--
	2008	100,000	--	--	--	--

EMPLOYMENT AGREEMENTS

Kevin Kreisler, is the Chief Executive Officer and sole member of the Board of Directors. On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.

COMPENSATION OF DIRECTORS

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner(1)	Amount of beneficial ownership	Percentage of class

Kevin Kreisler(1)	7,968,540	51.2%
5950 Shiloh Road East
Alpharetta, GA 30005

All officers and directors as a group (1 person)	7,968,540	51.2%

MC Green, LLC	1,000,000	6.4%
590 South Street East
Raynham, MA 02767

Doris Christiani	1,000,000	6.4%
4 Fox Trot Run
Sandwich, MA 02563

(1) Ownership is of record and beneficial unless otherwise noted.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2010, the Company is in default of this debenture.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 plus 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter.  The Series A Preferred Shares issuable to Mr. Kreisler under the employment agreement shall be fully vested and due as of January 1, 2010.  No shares have been issued to Mr. Kreisler.

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

On June 23, 2010, the Company entered into a consulting agreement with James Green for services in connection with developing a renewable energy project that is capable of generating income and cash flow at rates sufficient to realize a return on capital within less than three years from the project’s commencement.  Pursuant to the agreement, the Company agreed to compensate James Green for prior services which commenced March 1, 2010.  The compensation per the agreement is for $5,000 per month plus reimbursement for normal and necessary business expenses effective March 1, 2010 through the termination of the agreement.  The Company has been accruing $2,000 per month for reimbursement of expenses.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices’ independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Audit fees	$17,750	$37,860
Audit-related fees	--	--
Tax fees	--	12,010
Other fees	--	--
Total fees	17,750	$49,870

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GS EnviroServices, Inc. Form 10K for the year ended December 31, 2010:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
President and Chief Executive Officer
Date:		April 15, 2011

In accordance with the Exchange Act, this Report has been signed below on April 15, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer, Chief Financial Officer and Accounting Officer
Date:		April 15, 2011