Form 10-Q
period 2011-03-31
GS ENVIROSERVICES, INC.
filed 2011-05-18
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

(212) 994-5374
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 18, 2011, there were 15,573,578 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2011

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS:	3/31/2011	12/31/2010
Current assets:
Cash	$--	$--
Prepaid expenses	--	--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	38,538	36,976
Accrued expenses	322,911	271,010
Convertible debenture	223,387	223,387
Total current liabilities	584,836	531,373

Total liabilities:	584,836	531,373

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized at
12/31/10 and 3/31/11, 15,573,594 shares issued and 7,605,054 outstanding	761	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,367,885	5,367,885
Retained deficit	(5,713,482)	(5,660,019)
Total stockholders’ equity (deficit)	(584,836)	(531,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	3/31/2011	3/31/2010
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	47,562	30,393
Total operating expenses	47,562	30,393
Operating loss	(47,562)	(30,393)

Other income (expense):
Cost of conversion feature	--	(552)
Interest expense	(5,902)	(5,317)
Total other income (expense), net	(5,902)	(5,869)
Loss before provision for income taxes	(53,464)	(36,262)

Provision for income taxes	--	--
Net loss	$(53,464)	(36,262)

Loss per share
Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding
Basic	7,605,054	7,605,054
Diluted	7,605,054	7,605,054

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
AND MARCH 31, 2010 (UNAUDITED)

	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(53,464)	$(36,262)
Adjustment to reconcile net loss to net cash used in (provided by) operating activities:
Cost of conversion feature	--	552
Changes in assets and liabilities:
Accrued expenses	53,464	33,471
Prepaid expenses	--	2,239
Net cash flows used in continuing operations	--	--

Increase (decrease) in cash	--	--
Cash at beginning of period	--	--

Cash at end of period	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company’s operations during the first quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

In October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products. CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by Mr. Kreisler, who is also the beneficial owner of the majority of our capital stock.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at March 31, 2011 are 705,600 shares from the conversions of 705,600 outstanding options and warrants 36,429,630 shares from the potential conversion of the $196,720 convertible debenture (see Note 2 – Convertible Debenture).

2           CONVERTIBLE DEBENTURE

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures.  The difference between the fair value of the conversion feature and the present value is being accreted through interest expense.  As of March 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of March 31, 2011, the Company is in default of this debenture.  Accrued interest on this note as of March 31, 2011 and December 31, 2010 of $44,656 and $39,054, is included in accrued expenses in the accompanying balance sheets.

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

The Company’s operations during the first quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 VERSUS THE THREE MONTHS ENDED MARCH 31, 2010

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses for the three months ended March 31, 2011 were $47,562 as compared to $30,393 for the corresponding period in 2010.

INTEREST EXPENSE

Interest expense was $5,902 for the three months ended March 31, 2011, as compared to $5,317 for the corresponding period of 2010.

The Company will not be able to implement its business plan unless it obtains capital.  At this time the Company has no commitments for financing from any source.

NET LOSS

Our net loss for the three months ended March 31, 2011 and 2010 was $53,464 and $36,262 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from operations used $0 in cash in 2011 and 2010, as we accrued all expenses.

Non-cash adjustments for operations recorded for the three months ended March 31, 2010 consisted of an adjustment to cost of conversion feature totaling $552.

Accounts payable and accrued expenses totaled $361,449 and $307,986, respectively at March 31, 2011 and December 31, 2010.

The Company had a negative working capital position of $584,836 as of March 31, 2011 as compared to a negative working capital position of $531,373 as of December 31, 2010.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

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

ITEM 4.                      RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the period ended March 31, 2011:

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

GS ENVIROSERVICES, INC.

Dated: May 18, 2011	/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer and Chief Financial and Accounting Officer