Form 10-Q
period 2011-06-30
GS ENVIROSERVICES, INC.
filed 2011-08-15
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

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
	Yes		No	X

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

As of August 11, 2011, there were 7,605,054 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2011

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS:	6/30/2011	12/31/2010
Current assets:
Cash	$--	$--
Prepaid expenses	--	--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	42,104	36,976
Accrued expenses	374,878	271,010
Due to an affiliate	12,051	--
Convertible debenture	223,387	223,387
Total current liabilities	652,420	531,373

Total liabilities:	652,420	531,373

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized
15,573,594 shares issued and 7,605,054 outstanding	761	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,367,885	5,367,885
Retained deficit	(5,781,066)	(5,660,019)
Total stockholders’ equity (deficit)	(652,420)	(531,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
General and administrative expenses	61,617	89,123	109,179	119,516
Total operating expenses	61,617	89,123	109,179	119,516
Operating loss	(61,617)	(89,123)	(109,179)	(119,516)

Other income (expense):
Cost of conversion feature	--	--	--	(552)
Interest expense	(5,967)	(6,552)	(11,869)	(11,869)
Total other income (expense), net	(5,967)	(6,552)	(11,869)	(12,421)
Loss before provision for income taxes	(67,584)	(95,675)	(121,048)	(131,937)

Provision for income taxes	--	--	--	--
Net loss	$(67,584)	$(95,675)	$(121,048)	$(131,937)

Loss per share
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding
Basic	7,605,054	15,573,594	7,605,054	15,573,594
Diluted	7,605,054	15,573,594	7,605,054	15,573,594

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
AND JUNE 30, 2010 (UNAUDITED)

	6/30/2011	6/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(121,048)	$(131,937)
Adjustment to reconcile net loss to net cash used in (provided by) operating activities:
Cost of conversion feature	--	552
Changes in assets and liabilities:
Accounts Payable and Accrued expenses	108,997	129,146
Due to Affiliate	12,051	--
Prepaid expenses	--	2,239
Net cash flows used in continuing operations	--	--

Increase (decrease) in cash	--	--
Cash at beginning of period	--	--

Cash at end of period	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company’s operations during the second quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

In October 10, 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products. CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by the Company’s chairman, who is also the beneficial owner of the majority of our capital stock.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at June 30, 2011 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and 36,429,630 shares from the potential conversion of the $196,720 convertible debenture (see Note 2 – Convertible Debenture).

NOTE 2	CONVERTIBLE DEBENTURE

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of March 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of June 30, 2011, the Company is in default of this debenture. Accrued interest on this note as of June 30, 2011 and December 31, 2010 of $50,923 and $39,054 is included in accrued expenses in the accompanying balance sheets.

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

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Company’s operations during the second quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

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

In October 2009, the Company and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement (the “EALA”) involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the EALA, the Company also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, the Company has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of the Company upon the Company’s successful execution of a third party agreement by the Company for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by the Company or its licensees at a rate equal to 80% of the then-current market price of any such products. CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our chairman, who is also the beneficial owner of the majority of our capital stock.

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the six months ended June 30, 2011 were $109,179 as compared to $119,516 for the corresponding period in 2010. Interest expense was $11,869 for the six months ended June 30, 2011 and 2010. Our net loss for the six months ended June 30, 2011 and 2010 was $121,048 and $131,937 respectively.

The factors determining our expenses during the three month periods ended June 30, 2011 and 2010 were not different in any significant way from the factors discussed with reference to the six month periods then ended.  Our net loss for the three months ended June 30, 2011 was $67,584, compared to a net loss of $95,675 during the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from operations used $0 in cash in 2011 and 2010, as we accrued all expenses. Non-cash adjustments for operations recorded for the six months ended June 30, 2010 consisted of an adjustment to cost of conversion feature totaling $552. Accounts payable and accrued expenses totaled $416,982 and $307,986, respectively at June 30, 2011 and December 31, 2010. The Company had a negative working capital position of $652,420 as of June 30, 2011 as compared to a negative working capital position of $531,373 as of December 31, 2010. The Company will not be able to implement its business plan unless it obtains capital.  At this time the Company has no commitments for financing from any source.

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

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2011:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 15, 2011