Form 10-Q/A
period 2011-06-30
GS ENVIROSERVICES, INC.
filed 2011-08-15
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q/A
(Amendment No. 1)
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

This Amendment No. 1 on Form 10-Q/A is being filed to correct errors in transcribing certain values from the Condensed Statements of Operations into the Interactive Data Files.

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