Form 10-Q
period 2011-09-30
GS ENVIROSERVICES, INC.
filed 2011-11-15
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

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
	Yes	X	No

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
As of November 14, 2011, there were 15,573,578 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR SEPTEMBER 30, 2011

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS:	9/30/2011	12/31/2010
Current assets:
Cash	$--	$--
Prepaid expenses	--	--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	39,637	36,976
Accrued expenses	432,960	271,010
Due to an affiliate	12,051	--
Convertible debenture	223,387	223,387
Total current liabilities	708,035	531,373

Total liabilities:	708,035	531,373

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 100,000,000 shares authorized
15,573,594 shares issued and 7,605,054 outstanding	761	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,367,885	5,367,885
Retained deficit	(5,836,681)	(5,660,019)
Total stockholders’ equity (deficit)	(708,035)	(531,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
General and administrative expenses	49,581	81,884	158,760	194,400
Total operating expenses	49,581	81,884	158,760	194,400
Operating loss	(49,581)	(81,884)	(158,760)	(194,400)

Other income (expense):
Gain on extinguishment of debt	--	--	--	--
Cost of conversion feature	--	--	--	(552)
Interest expense	(6,033)	(6,033)	(17,902)	(17,902)
Total other income (expense), net	(6,033)	(6,033)	(17,902)	(18,454)
Loss before provision for income taxes	(55,614)	(87,917)	(176,662)	(212,854)

Provision for income taxes	--	--	--	--
Net loss	$(55,614)	$(87,917)	$(176,662)	$(212,854)

Loss per share
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding
Basic	7,605,054	15,573,594	7,605,054	15,573,594
Diluted	7,605,054	15,573,594	7,605,054	15,573,594

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
AND SEPTEMBER 30, 2010 (UNAUDITED)

	9/30/2011	9/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(176,662)	$(212,854)
Adjustment to reconcile net loss to net cash used in (provided by) operating activities:
Cost of conversion feature	--	552
Changes in assets and liabilities:
Accounts Payable and Accrued expenses	164,611	210,063
Due to affiliate	12,051	--
Prepaid expenses	--	2,239
Net cash flows used in continuing operations	--	--

Increase (decrease) in cash	--	--
Cash at beginning of period	--	--

Cash at end of period	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company’s operations during the third quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

During 2010, the Company located and conducted due diligence of a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. The Company is currently seeking financing for this facility and plans to initially raise about $1 million to complete initial construction.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at September 30, 2011 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and 36,429,630 shares from the potential conversion of the $196,720 convertible debenture (see Note 2 – Convertible Debenture).

NOTE 2	CONVERTIBLE DEBENTURE

Effective on September 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of GS EnviroServices Board of Directors. Pursuant to an Exchange Agreement dated September 3, 2009 James Green delivered to GS EnviroServices 7,968,540 shares of GS EnviroServices common stock (the "Exchange Shares"). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture and agreed to issue one million shares of Series A preferred Stock, when authorized.

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of March 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of September 30, 2011, the Company is in default of this debenture. Accrued interest on this note as of September 30, 2011 and December 31, 2010 of $56,956 and $39,054 is included in accrued expenses in the accompanying balance sheets.

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

On September 3, 2009 James Green transferred to Viridis Capital, LLC his beneficial interest in the Exchange Shares, including his right to receive the Series A Preferred Stock in exchange for the Exchange Shares. Kevin Kreisler, the newly appointed CEO of GS EnviroServices, is the sole member of Viridis Capital, LLC.

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

The Company’s operations during the third quarter of 2011 have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal wastewaters into hydrocarbon feedstocks for carbon-neutral production of renewable fuels, plastics and other value-added products.

During 2010, the Company located and conducted due diligence of a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. The Company is currently seeking financing for this facility and plans to initially raise about $1 million to complete initial construction.

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the nine months ended September 30, 2011 were $158,760 as compared to $194,400 for the corresponding period in 2010. Other income (expense) was ($17,902) and ($18,454) for the nine months ended September 30, 2011 and 2010, respectively. Our net loss for the nine months ended September 30, 2011 and 2010 was $176,662 and $212,854 respectively.

General and administrative (“G&A”) expenses for the three months ended September 30, 2011 were $49,581 as compared to $81,884 for the corresponding period in 2010. Other income (expense) was

($6,033) and ($6,033) for the three months ended September 30, 2011 and 2010, respectively. Our net loss for the three months ended September 30, 2011 was $55,614, compared to a net loss of $87,917 during the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s activities from operations used $0 in cash in 2011 and 2010, as we accrued all expenses. Non-cash adjustments for operations recorded for the nine months ended September 30, 2010 consisted of an adjustment to cost of conversion feature totaling $552. Accounts payable and accrued expenses totaled $472,597 and $307,986, respectively at September 30, 2011 and December 31, 2010. The Company had a negative working capital position of $708,035 as of September 30, 2011 as compared to a negative working capital position of $531,373 as of December 31, 2010. The Company will not be able to implement its business plan unless it obtains capital.  At this time the Company has no commitments for financing from any source.

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

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011:

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

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		November 14, 2011