Form 10-K
period 2011-12-31
GS ENVIROSERVICES, INC.
filed 2012-04-16
CIK 1163966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-K
______________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $76,051.

As of April 13, 2012, there were 7,605,054 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1	BUSINESS

The Company’s operations consist of research and evaluation of a number of technologies designed to refine industrial and municipal solid waste and wastewaters into carbon-neutral products. During 2011, these efforts culminated in the development of a proprietary aqueous conversion technology that relies in part on a process known as hydrothermal carbonization to convert qualified organic wastes and other byproducts into coal. A key feature of this process is that the conversion can be completed without carbon dioxide emissions, thereby sequestering the carbon in the converted wastes for reuse in lieu of new fossil fuel resources. The Company’s business model is limited to the early-stage development and intellectual property protection of its technologies, with a view towards ultimately generating revenue through technology licensing.

Hydrothermal carbonization (“HTC”) combines water and a carbon source such as biomass at elevated temperatures and pressures.  Products include a solid consisting primarily of carbon with a similar energy content to lignite to sub-bituminous coal at approximately 30MJ/kg. Intermediate chemicals are formed during the process which may additionally be recovered and utilized. The process is mostly thermoneutral, meaning that heat may be recovered and reused once the process is initiated. The process is also highly autogenic, meaning that the process itself provides pressure that can be used for additional work. Advantageously, and in contrast to most conventional pyrolytic, gasification and other like processes, the Company’s HTC process is based on the processing of wet biomass into an energy dense solid fuel and does not require a dry feedstock. Wet feedstock, such as municipal wastewater sludges, are attractive from a resource utilization standpoint in part because constituent fractionation processes, which are needed to remove contaminants prior to thermal processing, are typically more practically accomplished in an aqueous environment.

Potential markets for the Company’s HTC technology include municipal and industrial generators of large quantities of carbonaceous wastes. The municipal solid waste market, for example, has a need for reduction of landfilled material to extend landfill life and reduce costs. As of 1996, there were approximately 3,500 permitted municipal landfills in the United States.  According to the US-EPA, in 2008, approximately 250 million tons of municipal solid waste (residential, commercial and institutional sources) was produced.  Potential waste that qualifies for HTC processing includes paper, food scraps, yard trimmings and wood. Before recycling, these materials collectively amounted to approximately 63% of all municipal waste.  According to the EPA, approximately 33% of this waste stream was recovered, re-used or recycled, corresponding to about 89 million metric tons of recyclable municipal solid waste that consumes landfill space and eventually causes significant methane emissions – a greenhouse gas 23 times more potent than carbon dioxide. The primary product in the HTC process is a solid carbonaceous material containing a complex network of cyclic hydrocarbon polymers and with an energy value comparable to lignite to sub-bituminous coal. Coal accounts for about 52% of the electricity production in the U.S.

EMPLOYEES

The Company had two employees as of March 30, 2012. In addition to its officers, the Company utilizes the services of consultants to conserve costs and defray risk as it executes on its project and technology development plans. There is no union representation for any of our employees.

GOING CONCERN

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

The Company had a loss from continuing operations of $200,940 during the year ended December 31, 2011, and had $0 in cash at December 31, 2011. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

We may not be able to protect our intellectual property rights.

Our success will depend on our ability to obtain and enforce patent and other intellectual property protection for our technologies. We may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from any patent applications to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage.

Significant aspects of our technologies are currently protected as trade secrets. For some of this technology, we intend to file patent applications when appropriate. In that event, the descriptions of the processes currently protected as trade secrets will be published in the patent application process. If the patent application does not lead to the issuance of a patent for a claim of adequate breadth, that aspect of our technology will be left without property protection. Further, certain confidentiality agreements may expire prior to the issuance of the relevant patent, permitting the parties to those agreements to enter into competition with us based on our own technology.

In most situations we will be engaged in competition with entities whose financial resources are greater than our own. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position.

We may be faced by claims that we have infringed the intellectual property rights of our competitors.

It is possible for third parties to claim that our technologies infringe on patents or other intellectual property rights owned by others. In addition, our assertion of intellectual property rights will often result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or service due to an injunction, we may have to incur the expense of altering our processes, or we may incur licensing fees. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us. In the worst case, an adverse determination of a claim that our technologies infringe the rights of others may cause us to incur an obligation to pay damages that could, in turn, overwhelm our financial resources.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from marketing one or more products or services, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in an intellectual property dispute, our business and results of operations could be materially harmed.

Competition may impair our success.

New technologies may be developed by others that could compete with our technologies. Such competition could be intense thus driving down the price for our technologies, products and/or services, or possibly prevent us from generating any income at all from one or more potential clients. Competition will likely increase as prices of energy in the commodities market rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time or who decide to enter into the renewable fuel production industry may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

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

We lack capital to fund our operations.

We did not raise any additional cash during 2011 and had $0 cash as of December 31, 2011.

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

Our common stock trades on the “OTCBB”. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Stock Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	DESCRIPTION OF PROPERTIES

The Company currently maintains office at 5950 Shiloh Road East, Suite N, Alpharetta, GA 30004.  The lease for this space expires in February of 2012. We paid $0 in rent during 2010. During 2010 we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant.

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

Period	High	Low

2010 First Quarter	0.03	0.03
2010 Second Quarter	0.03	0.02
2010 Third Quarter	0.04	0.02
2010 Fourth Quarter	0.05	0.02

2011 First Quarter	0.006	0.006
2011 Second Quarter	0.010	0.010
2011 Third Quarter	0.014	0.014
2011 Fourth Quarter	0.003	0.018

Title of Class	Approximate Number of Holders of Record as of April 15, 2012
Common Stock, $0.0001 par		100

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

None.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2011.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2011.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

The Company’s operations consist of research and evaluation of a number of technologies designed to refine industrial and municipal solid waste and wastewaters into carbon-neutral products. During 2011, these efforts culminated in the development of a proprietary aqueous conversion technology that relies in part on a process known as hydrothermal carbonization to convert qualified organic wastes and other byproducts into coal. A key feature of this process is that the conversion can be completed without carbon dioxide emissions, thereby sequestering the carbon in the converted wastes for reuse in lieu of new fossil fuel resources. The Company’s business model is limited to the early-stage development and intellectual property protection of its technologies, with a view towards ultimately generating revenue through technology licensing.

Hydrothermal carbonization (“HTC”) combines water and a carbon source such as biomass at elevated temperatures and pressures.  Products include a solid consisting primarily of carbon with a similar energy content to lignite to sub-bituminous coal at approximately 30MJ/kg. Intermediate chemicals are formed during the process which may additionally be recovered and utilized. The process is mostly thermoneutral, meaning that heat may be recovered and reused once the process is initiated. The process is also highly autogenic, meaning that the process itself provides pressure that can be used for additional work. Advantageously, and in contrast to most conventional pyrolytic, gasification and other like processes, the Company’s HTC process is based on the processing of wet biomass into an energy dense solid fuel and does not require a dry feedstock. Wet feedstock, such as municipal wastewater sludges, are attractive from a resource utilization standpoint in part because constituent fractionation processes, which are needed to remove contaminants prior to thermal processing, are typically more practically accomplished in an aqueous environment.

Potential markets for the Company’s HTC technology include municipal and industrial generators of large quantities of carbonaceous wastes. The municipal solid waste market, for example, has a need for reduction of landfilled material to extend landfill life and reduce costs. As of 1996, there were approximately 3,500 permitted municipal landfills in the United States.  According to the US-EPA, in 2008, approximately 250 million tons of municipal solid waste (residential, commercial and institutional sources) was produced.  Potential waste that qualifies for HTC processing includes paper, food scraps, yard trimmings and wood. Before recycling, these materials collectively amounted to approximately 63% of all municipal waste.  According to the EPA, approximately 33% of this waste stream was recovered, re-used or recycled, corresponding to about 89 million metric tons of recyclable municipal solid waste that consumes landfill space and eventually causes significant methane emissions – a greenhouse gas 23 times more potent than carbon dioxide. The primary product in the HTC process is a solid carbonaceous material containing a complex network of cyclic hydrocarbon polymers and with an energy value comparable to lignite to sub-bituminous coal. Coal accounts for about 52% of the electricity production in the U.S.

During 2012, the Company plans to seek capital, management and other resources for further development of this technology, with a primary goal of completing pilot-scale trials involving the Company’s technology, either alone or with a suitable early-adopter technology partner. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that also defray the Company’s financial and technology risk.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

General and administrative expenses for continuing operations for the year ended December 31, 2011 were $200,940 as compared to $251,138 for the prior year. The amount incurred for 2011 included $140,940 in general and administrative expenses and $60,000 in consulting fees. These costs were incurred in each year in connection with the Company’s ongoing technology development efforts.

Total other income (expense) for the years ended December 31, 2011 and 2010 was $37,551 and ($24,486), respectively. Included in the year ended December 31, 2011 was $23,934 of interest expense as well as $61,485 in gain on extinguishment of debt.  Included in the year ended December 31, 2010 was $23,934 of interest expense as well as $552 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2010. The Company’s net loss for the year ended December 31, 2011 and 2010 was $163,389 and $275,624 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s accrued expenses and amounts due to affiliate of $437,044 at December 31, 2011. Non-cash adjustments for operations recorded for the year ended December 31, 2010 consisted of an adjustment to cost of conversion feature totaling $552.  Accounts payable and accrued expenses totaled $459,324 and $307,986 at December 31, 2011 and 2010.  The Company had a negative working capital position of $694,762 as of December 31, 2011 as compared to a negative working capital position of $531,373 as of December 31, 2010.  The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in    obtaining financing and our success in developing revenue sources.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying balance sheets of GS EnviroServices, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2011. GS EnviroService’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company has no established source of revenue has a working capital deficiency as of December 31, 2011.  The conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 16, 2012

GS ENVIROSERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	12/31/2011	12/31/2010
ASSETS

Current Assets:
Cash	$--	$--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Convertible debenture, net	223,387	223,387
Accounts payable	34,331	36,976
Due to an affiliate	12,051	--
Accrued expenses	424,993	271,010
Total current liabilities	694,762	531,373

Total Liabilities	694,762	531,373

Stockholders’ Equity (Deficit):
Common stock: $0.0001 par value, 10,000,000,000 shares authorized,
7,605,054 shares issued and outstanding	761	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid in capital	5,367,885	5,367,885
Retained deficit	(5,823,408)	(5,660,019)
Total stockholders’ equity (deficit)	(694,762)	(531,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	12/31/2011	12/31/2010

Revenues	$--	$--

Cost of revenue	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	200,940	251,138
Total operating expenses	200,940	251,138

Loss from operations	(200,940)	(251,138)

Other Income (Expense):
Gain on extinguishment of debt	61,485	--
Interest expense-convertible debenture	(23,934)	(23,934)
Cost of conversion feature	--	(552)
Total other income (expense), net	37,551	(24,486)

Loss before provision for income taxes	(163,389)	(275,624)
(Provision for)/benefit from income taxes, net	--	--

Net loss	(163,389)	(275,624)

Loss per Share:
Net loss per share – basic	$(0.02)	$(0.04)

Net loss per share – diluted	$(0.02)	$(0.04)

Weighted average shares outstanding
Basic	7,605,054	7,605,054
Diluted	7,605,054	7,605,054

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Treasury Stock Shares	Treasury Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Earning/Deficit	Total Amount
Balance at December 31, 2009	7,968,540	$240,000	7,605,054	$7,605	$5,361,041	$(5,384,395)	$(255,749)

Change in par value	--	--	--	(6,844)	6,844	--	--

Net loss	--	--	--	--	--	$(275,624)	$(275,624)

Balance at December 31, 2010	7,968,540	$240,000	7,605,054	$7,605	$5,361,041	$(5,660,019)	$(531,373)

Net loss	--	--	--	--	--	$(163,389)	$(163,389)

Balance at December 31, 2011	7,968,540	$240,000	7,605,054	$761	$5,367,885	$(5,823,408)	$694,762)

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	12/31/2011	12/31/2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(163,389)	(275,624)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(61,485)	--
Cost of conversion feature	--	552

Changes in operating assets and liabilities:
Accounts payable	(1,160)	18,911
Accrued expenses	213,983	253,922
Prepaid expenses	--	2,239
Due to an affiliate	12,051	--
Net cash flow used in operations	--	--

Net increase (decrease) in cash	--	--
Cash at beginning of year	--	--
Cash at end of year	$--	$--

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The Company’s operations consist of research and evaluation of a number of technologies designed to refine industrial and municipal solid waste and wastewaters into carbon-neutral products. During 2011, these efforts culminated in the development of a proprietary aqueous conversion technology that relies in part on a process known as hydrothermal carbonization to convert qualified organic wastes and other byproducts into coal. A key feature of this process is that the conversion can be completed without carbon dioxide emissions, thereby sequestering the carbon in the converted wastes for reuse in lieu of new fossil fuel resources. The Company’s business model is limited to the early-stage development and intellectual property protection of its technologies, with a view towards ultimately generating revenue through technology licensing.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 31, 2011 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and 36,429,630 shares from the potential conversion of the $196,720 convertible debenture (see Note 3 – Convertible Debenture).

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

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS

EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of March 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of December 31, 2011, the Company is in default of this debenture. Accrued interest on this note as of December 31, 2011 and 2010 of $62,988 and $39,054, respectively, is included in accrued expenses in the accompanying Balance Sheets.

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

On June 3, 2009 James Green transferred to Viridis Capital, LLC his beneficial interest in the Exchange Shares, including his right to receive the Series A Preferred Stock in exchange for the Exchange Shares. Kevin Kreisler, the Company’s chairman and chief executive officer, is the sole member of Viridis Capital, LLC.

NOTE 4	INCOME TAXES
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

The benefit from (provision for) income taxes as of December 31, 2011 and December 31, 2010 consisted of the following:

Current provisions:	2011		2010
Federal	$--		$--
State	--		--
Total current provision	--		--
Deferred provision for tax:
Federal	--		--
State	--		--
Total deferred provision for tax	--		--
Total provision for tax	$--	$

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

NOTE 5	STOCKHOLDERS EQUITY

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

A summary of option activity as of December 31, 2011 and 2010 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2010	105,600	$0.06	1.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2011	105,600	$0.06	0.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2011	(105,600)	(0.06)	--
Exercisable at December 31, 2011	--	$--	--

WARRANTS

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018.  A summary of warrant activity as of December 31, 2011 and 2010 is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2010	600,000	$0.10	8.91
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2011	600,000	$0.10	7.91
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2011	600,000	0.10	6.91
Exercisable at December 31, 2011	600,000	$0.10	6.91

NOTE 6	COMMITMENTS AND CONTINGENCIES

The Company is party to a consulting agreement with Sonata Ventures, LLC (“Sonata”), pursuant to which Sonata is due to receive certain cash fees and Company stock upon completion by the Company of targeted acquisitions and/or other strategic transactions. The consulting agreement provides for a cash fee of $50,000 and 2.5% of the issued and outstanding Company common stock upon the closing of the first of any such transaction, as well as the payment of $5,000 per month accrued in the form of Company common stock commencing January 1, 2010. During the year ended December 31, 2011, Sonata agreed to waive all amounts due under this agreement in the amount of $60,000.

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

During 2010, the Company located and conducted due diligence into a site in Raynham, Massachusetts (“Raynham”) with the potential to host a wastewater recycling facility and to provide a platform for pilot testing and commercialization of the Company’s technologies. These efforts culminated in the execution of a series of agreements in October 2010 to finance, build and operate a wastewater recycling facility at the Raynham site. The Company additionally agreed to purchase certain equipment from the owners of the Raynham site for $200,000, which amount is payable in the form of a convertible debenture upon closing of financing with respect to the construction of the planned wastewater recycling facility. This project remains contingent upon on the Company’s ability to raise about $1 million to complete initial construction. In addition, given the length of time that has passed since execution of the relevant agreements, amended or replacement agreements may and likely will be necessary.

NOTE 7	RELATED PARTY TRANSACTIONS

On June 23, 2010, the Company entered into a consulting agreement with James Green for services in connection with developing a renewable energy project that is capable of generating income and cash flow at rates sufficient to realize a return on capital within less than three years from the project’s commencement. Pursuant to the agreement, the Company agreed to compensate James Green for prior services which commenced March 1, 2010. The compensation per the agreement is for $5,000 per month plus reimbursement for normal and necessary business expenses effective March 1, 2010 through the termination of the agreement. The Company has been accruing $2,000 per month for reimbursement of expenses. Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2011, the Company is in default of this debenture.

On June 3, 2009, the Company entered into an employment agreement with Mr. Kreisler which called for a salary of $1.00 during 2009, $50,000 paid in the form of 194,118 Series A Preferred Shares during 2010 and, provided that the Company has achieved positive cash flow, a salary of $150,000 during 2011 and thereafter. The Series A Preferred Shares issuable to Mr. Kreisler under the employment agreement shall be fully vested and due as of January 1, 2010.  No shares have been issued to Mr. Kreisler. The Company accrued $50,000 in deferred compensation due to Mr. Kreisler in each of 2011 and 2010.

ITEM 9	SUBSEQUENT EVENTS

On April 13, 2012, the Company’s chief executive officer, Kevin Kreisler, provided $25,000 in cash to the Company for working capital purposes. Effective April 16, 2012, the Company and Mr. Kreisler entered into an agreement pursuant to which Mr. Kreisler agreed to eliminate and waive his right to receive 194,118 shares of the Company’s Series A Preferred Stock (“Series A Shares”); to accept 20,000,000 shares of Company common stock in exchange for accrued compensation payable for services rendered as of April 16, 2012; and, to contribute 1,000,000 Series A Shares beneficially owned by Mr. Kreisler and the $25,000 provided to the Company by Mr. Kreisler on April 13, 2012 in exchange for 64,426,422 restricted Company common shares.

Effective April 14, 2012, the Company and Jim Green entered into an agreement pursuant to which Mr. Green agreed to accept 7,968,540 restricted shares of Company common stock in full satisfaction of any and all amounts due from the Company to Mr. Green. On the same date, the Company’s chief executive officer entered into an agreement to purchase 7,968,540 Company common shares from Mr. Green.

Effective April 16, 2012, the Company and its controller, Jacqueline Flynn, entered into an agreement pursuant to which Ms. Flynn agreed to waive all accrued compensation due from the Company in excess of $12,500, which amount shall remain due and payable by the Company.

The foregoing transactions resulted in the elimination and contribution to capital of $277,880 in outstanding principal and interest and $398,037 in accrued project development fees and expenses.

ITEM 9A	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9B	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2011. Management determined that at December 31, 2011, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9C	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	39	Chairman, Chief Executive Officer, Chief Financial Officer

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2011, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to Kevin Kreisler, who was Chief Executive Officer of GS EnviroServices  from June 3, 2009 to date. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2011	$50,000	--	--	--	--
	2010	50,000	--	--	--	--
	2009	1	--	--	--	--

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

Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to the Company 7,968,540 shares of GS EnviroServices common stock (the “Exchange Shares”). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture (see Note 3, Convertible Debentures). Upon the amendment to the Company’s Certificate of Incorporation authorizing the issuance of Series A Preferred Stock, the exchange shares will be converted into 1,000,000 shares of Series A preferred stock. The Series A Preferred Stock when issued is to remain equal to fifty-one (51%) percent of the fully-diluted issued and outstanding capital stock of Company. The shares of Series A Preferred Stock will not be convertible into Company common stock. The Company will hold the Exchange Shares and Preferred Shares in escrow until the convertible debenture is paid in full. The Company will insert a special legend on the exchange shares stating that the shares must remain in escrow until the debenture is paid in full. Effective with the exchange agreement, control of the company transferred to Kevin Kreisler, the Company’s newly elected Chairman of the Board and Chief Executive Officer. As of December 31, 2011, the Company is in default of this debenture.

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

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices’ independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Audit fees	$13,500	$17,750
Audit-related fees	--	--
Tax fees	--	--
Other fees	--	--
Total fees	$13,500	$17,750

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GS EnviroServices, Inc. Form 10K for the year ended December 31, 2011:

INDEX TO EXHIBITS

Exhibit Number	Description

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

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
President and Chief Executive Officer
Date:		April 16, 2012

In accordance with the Exchange Act, this Report has been signed below on April 15, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer, Chief Financial Officer and Accounting Officer
Date:		April 16, 2012