Form 10-Q
period 2012-03-31
GS ENVIROSERVICES, INC.
filed 2012-05-09
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

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

As of May 9, 2012 there were 107,000,000 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2012

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS:	3/31/2012	12/31/2011
Current assets:
Cash	$--	$--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	34,398	34,331
Accrued expenses	464,460	424,993
Due to an affiliate	12,751	12,051
Convertible debenture	223,387	223,387
Total current liabilities	734,996	694,762

Total liabilities	734,996	694,762

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized,
7,605,054 shares issued and outstanding	761	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,367,885	5,367,885
Retained deficit	(5,863,642)	(5,823,408)
Total stockholders’ equity (deficit)	(734,996)	(694,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended
	3/31/2012	3/31/2011
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	34,267	47,562
Total operating expenses	34,267	47,562
Operating loss	(34,267)	(47,562)

Other income (expense):
Interest expense	(5,967)	(5,902)
Total other income (expense), net	(5,967)	(5,902)
Loss before provision for income taxes	(40,234)	(53,464)

Provision for income taxes	--	--
Net loss	$(40,234)	(53,464)

Loss per share
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding
Basic	7,605,054	7,605,054
Diluted	7,605,054	7,605,054
The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
AND MARCH 31, 2011 (UNAUDITED)

	3/31/2012	3/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(40,234)	$(53,464)
Adjustment to reconcile net loss to net cash used in (provided by) operating activities:
Changes in assets and liabilities:
Accounts Payable and Accrued expenses	39,534	53,464
Due to affiliate	700	--
Net cash flows used in continuing operations	--	--

Increase (decrease) in cash	--	--
Cash at beginning of period	--	--

Cash at end of period	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at March 31, 2012 are 705,600 shares from the conversions of 705,600 outstanding options and warrants and 36,429,630 shares from the potential conversion of the $196,720 convertible debenture (see Note 2 – Convertible Debenture).

NOTE 2	CONVERTIBLE DEBENTURE

Effective on June 3, 2009, James Green resigned from his position as Chief Executive Officer and sole member of GS EnviroServices’ Board of Directors. Pursuant to an Exchange Agreement dated June 3, 2009 James Green delivered to GS EnviroServices 7,968,540 shares of GS EnviroServices common stock (the "Exchange Shares"). In exchange for the Exchange Shares, GS EnviroServices issued to Mr. Green a Convertible Debenture and agreed to issue one million shares of Series A preferred Stock, when authorized.

The Convertible Debenture is in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. The remaining principal is payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest is payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder may convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but may not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value is being accreted through interest expense. As of March 31, 2010, an expense of $552 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. As of March 31, 2012, the Company is in default of this debenture. Accrued interest on this note as of March 31, 2012 and December 31, 2011 of $68,956 and $62,988, respectively, is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3	SUBSEQUENT EVENTS

On April 13, 2012, the Company’s chief executive officer, Kevin Kreisler, provided $26,000 in cash to the Company for working capital purposes. Effective April 16, 2012, the Company and Mr. Kreisler entered into an agreement pursuant to which Mr. Kreisler agreed to eliminate and waive his right to receive 194,118 shares of the Company’s Series A Preferred Stock (“Series A Shares”); to waive $112,500 in  accrued compensation payable for services rendered as of April 16, 2012; and, to contribute 1,000,000 Series A Shares beneficially owned by Mr. Kreisler and the $26,000 provided to the Company by Mr. Kreisler on April 13, 2012 in exchange for 83,457,866 restricted Company common shares.

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

The foregoing transactions resulted in the elimination and contribution to capital of a total of $660,891 consisting of $292,343 in outstanding principal and interest and $368,549 in accrued expenses

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 were $34,267 as compared to $47,562 for the corresponding period in 2011. The amount incurred for 2012 included $19,267 in general and administrative expenses and $15,000 in consulting fees. The amount incurred for 2011 included $32,562 in general and administrative expenses and $15,000 in consulting fees.  These costs were incurred in connection with the Company’s ongoing technology development efforts.

Total other expense consisting solely of interest expense for the three months ended March 31, 2012 and 2011 was $5,967 and $5,902, respectively.  Our net loss for the three months ended March 31, 2012 and 2011 was $40,234 and $53,464 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s accrued expenses and amounts due to affiliate of $477,211 at March 31, 2012.  Accounts payable and accrued expenses totaled $498,858 and $459,324 at March 31, 2012 and December 31, 2011.  The Company had a negative working capital position of $734,996 as of March 31, 2012 as compared to a negative working capital position of $694,762 as of December 31, 2011.  The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in obtaining financing and our success in developing revenue sources.

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

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer, Chief Financial and Accounting Officer
Date:		May 9, 2012