Form 10-Q
period 2012-06-30
GS ENVIROSERVICES, INC.
filed 2012-08-20
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

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

As of August 14, 2012 there were 100,000,016 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2012

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS:	6/30/2012	12/31/2011
Current assets:
Cash	$--	$--
Total current assets	--	--

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	29,307	34,331
Accrued expenses	26,955	424,993
Due to an affiliate	12,774	12,051
Convertible debenture	--	223,387
Total current liabilities	69,036	694,762

Total liabilities	69,036	694,762

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized,100,000,016 and 7,605,054 shares issued and outstanding, respectively	10,001	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,970,536	5,367,885
Retained deficit	(5,809,573)	(5,823,408)
Total stockholders’ equity (deficit)	(69,036)	(694,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$--	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
General and administrative expenses	20,932	61,617	55,199	109,179
Total operating expenses	20,932	61,617	55,199	109,179
Operating loss	(20,932)	(61,617)	(55,199)	(109,179)

Other income (expense):
Gain on extinguishment of debt	75,000	--	75,000	--
Interest expense	--	(5,967)	(5,967)	(11,869)
Total other income (expense), net	75,000	(5,967)	69,033	(11,869)
Income (loss) before provision for income taxes	54,068	(67,584)	13,834	(121,048)

Provision for income taxes	--	--	--	--
Net income (loss)	$54,068	$(67,584)	$13,834	$(121,048)

Income (loss) per share
Basic income (loss) per share	$0.00	$(0.01)	$0.00	$0.00
Diluted income (loss) per share	$0.00	$(0.01)	$0.00	$0.00

Weighted average shares of common stock outstanding
Basic	93,929,881	7,605,054	45,767,467	7,605,054
Diluted	93,929,881	7,605,054	45,767,467	7,605,054

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)
AND JUNE 30, 2011 (UNAUDITED)

	6/30/2012	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$13,834	$(121,048)
Adjustment to reconcile net income (loss) to net cash used in (provided by) operating activities:
Gain on extinguishment of debt	(75,000)	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	57,044	108,997
Due to affiliate	(21,878)	12,051
Net cash flows used in continuing operations	(26,000)	--

CASH FLOW FROM FINANCING ACTIVITIES
Cash proceeds from stock issuances	26,000	--
Net cash provided by financing activities	26,000	--

Increase (decrease) in cash	--	--
Cash at beginning of period	--	--

Cash at end of period	$--	$--

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$335,887	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Convertible Debenture was in the principal amount of $240,000, although payment of $24,000 against that principal obligation was made by GS EnviroServices immediately. In October 2009, the Company issued a partial monthly payment of $19,280 reducing the principal to $196,720. The remaining principal was payable with 12% per annum interest in monthly payments of $38,562 commencing in October 2009, with the final payment due on February 26, 2010. Interest was payable in cash or in shares of GS EnviroServices common stock, at GS EnviroServices’ option. The holder could convert the principal amount and accrued interest into common stock of GS EnviroServices at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion, but could not convert into shares that would cause it to own more than 4.99% of the outstanding shares of GS EnviroServices. The Company determined that the conversion feature of the convertible debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Green Convertible Debentures to be an aggregate $264,827, which represented the face values of $240,000 plus the present values of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the debentures. The difference between the fair value of the conversion feature and the present value was being accreted through interest expense. Through March 31, 2012, total expense of $1,840 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature.

On June 3, 2009 James Green transferred to Viridis Capital, LLC his beneficial interest in the Exchange Shares, including his right to receive the Series A Preferred Stock in exchange for the Exchange Shares. Kevin Kreisler, the CEO of GS EnviroServices, is the sole member of Viridis Capital, LLC.

Effective April 14, 2012, the Company and Jim Green entered into an agreement pursuant to which Mr. Green agreed to accept 7,968,540 restricted shares of Company common stock in full satisfaction of any and all amounts due from the Company to Mr. Green. On the same date, the Company’s chief executive officer purchased 7,968,540 Company common shares from Mr. Green in exchange for marketable securities.

NOTE 3	RELATED PARTY TRANSACTIONS

On April 13, 2012, the Company’s chief executive officer, Kevin Kreisler, provided $26,000 in cash to the Company for working capital purposes. Effective April 16, 2012, the Company and Mr. Kreisler entered into an agreement pursuant to which Mr. Kreisler agreed to eliminate and waive his right to receive 194,118 shares of the Company’s Series A Preferred Stock (“Series A Shares”); to waive $112,500 in  accrued compensation payable for services rendered as of April 16, 2012; and, to contribute 1,000,000 Series A Shares beneficially owned by Mr. Kreisler and the $26,000 provided to the Company by Mr. Kreisler on April 13, 2012 in exchange for 84,426,422 restricted Company common shares.

Effective April 16, 2012, the Company and its controller entered into an agreement pursuant to which the controller agreed to waive all accrued compensation due from the Company in excess of $12,500, which amount shall remain due and payable by the Company.

The foregoing transactions resulted in the elimination and contribution to capital of a total of $603,448 from forgiveness of $292,343 in outstanding principal and interest and $311,106 in accrued expenses and a gain on extinguishment of debt of $75,000.

NOTE 4	STOCKHOLDER’S EQUITY

Effective April 14, 2012, the Company and Jim Green entered into an agreement pursuant to which Mr. Green agreed to accept 7,968,540 restricted shares of Company common stock in full satisfaction of any and all amounts due from the Company to Mr. Green. On the same date, the Company’s chief executive officer purchased 7,968,540 Company common shares from Mr. Green in exchange for marketable securities.

NOTE 5	SUBSEQUENT EVENTS

On July 31, 2012, Kevin Kreisler, the sole member of our Board of Directors, elected Tad Simmons, the chief executive officer and majority shareholder of GreenSource Corporation (“GreenSource”), to also serve as a member of the Board. The Board then elected Mr. Simmons to serve as the chief executive officer and chief financial officer for the Company effective as of August 17, 2012. Mr. Kreisler simultaneously submitted his resignation from the Board, although the resignation will not be effective until ten days after the Company mails an information statement on Form 14F to its shareholders of record, which form is expected to be mailed in August 2012. Upon the tenth day after such mailing, Mr. Simmons will become the sole member of the Board of Directors.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures. The debentures permit conversion into common stock at the greater of $0.10 per share or 80% of the lowest volume weighted average market price for the Company’s common stock for the 90 days prior to conversion; provided, however, that Factor cannot convert its debentures into shares that would result in the holder or its affiliates owning in excess of 4.9% of the outstanding shares. The maturity date of the debentures is June 30, 2013.

On August 17, 2012, the Company entered into a securities purchase agreement with GreenSource pursuant to which the Company agreed to sell 65,000,000 restricted shares of its common stock to GreenSource in exchange for $250,000, payable in the form of $25,000 in cash and a $225,000 promissory note. GreenSource has the option to prepay the note in full for $200,000 if paid in full on or before October 30, 2012.

Biographical Data for Mr. Simmons

Mr. Simmons has been President and CEO of GreenSource Corporation since 2008 and owner of GreenSource for 7 years prior.  GreenSource provides technical and management consulting services to various clients in green-tech, clean-tech, and the sustainability industry. From 2001 to 2007, Mr. Simmons was in the solar energy industry serving as sales manager for both residential and commercial sales programs. He and his colleagues established the sales program for photovoltaic systems in Home Depot stores in San Diego. He worked as a consultant and sales manager for Clean Power Systems, Kerr Enterprises, and Rockwell Electric, a subsidiary of Integrated Electrical Services, Inc. From 1999 to 2003, Mr. Simmons served as President & CEO of Gober Gear, Inc., a developer of off-road trailers for hauling kids or cargo on mountain trails.

From 1993 to 2000, Mr. Simmons served as Senior Staff Engineer and Technical Lead at Science Applications International Corporation (SAIC). Prior to this he worked briefly for Naval Research and Development in Point Loma, California. During his engineering education at San Diego State University, Mr. Simmons served as Electrical Engineering Team Leader for the Suntrakker vehicle project.  He and fellow team members designed and built the Suntrakker solar car, a first for San Diego State University, and competed in the 1993 2000-mile World Solar Challenge in Australia.

Mr. Simmons’ experience includes 8 years as an engineer and technical lead for various government and private sector clients; it includes design and leadership roles in projects including fuel cell instrumentation, flat-panel x-ray imaging, integrated circuit design, renewable energy technology design reviews, and development of strategic partnerships;  proposal development including a $500 million management and operations contract for the National Renewable Energy Laboratory, wind turbine and electric vehicle motor design review, and support of various entrepreneurial ventures.

Mr. Simmons earned a certificate in Global Business Management while at SAIC, has been Chairman or President of both the Institute for Electrical and Electronics Engineers (IEEE), and the Society of Automotive Engineers (SAE) in San Diego, and is a two-time winner of the Saturn Award for Leadership.  Mr. Simmons earned his Master’s in Business Administration from the University of Phoenix in 2002, and his Bachelor’s degree in Electrical Engineering from San Diego State University in 1993. Mr. Simmons is 44 years old.

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the six months ended June 30, 2012 were $51,199 as compared to $109,179 for the corresponding period in 2011. The amount incurred for 2012 included $51,199 in general and administrative expenses. The amount incurred for 2011 included $79,179 in general and administrative expenses and $30,000 in consulting fees.  These costs were incurred in connection with the Company’s ongoing technology development efforts.  The decrease in costs was related to a reduction in consulting fees.

Total other income (expense) for the six months ended June 30, 2012 consisted of a $75,000 gain on extinguishment of debt associated with the writeoff of accrued compensation and interest expense of $5,967.  Total other income (expense) for the six months ended June 30, 2011, consisted solely of interest expense of $11,869.  Our net income (loss) for the six months ended June 30, 2012 and 2011 was $13,834 and $121,048 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s accrued expenses and amounts due to affiliate of $25,274 at June 30, 2012.  Accounts payable and accrued expenses totaled $56,263 and $459,324 at June 30, 2012 and December 31, 2011.  The Company had a negative working capital position of $69,036 as of June 30, 2012 as compared to a negative working capital position of $694,762 as of December 31, 2011.  The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in obtaining financing and our success in developing revenue sources.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance*

101.SCH	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer, Chief Financial and Accounting Officer
Date:		August 17, 2012