Form 10-Q
period 2012-09-30
GS ENVIROSERVICES, INC.
filed 2012-11-19
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d )
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

677 7th Avenue Unit 410 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)
(760) 390-8350
(Registrant’s telephone number including area code )

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer[ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes		No	X

As of November 17, 2012 there were 73,573,610 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR SEPTEMBER 30, 2012

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED)
AND DECEMBER 31, 2011

ASSETS:	9/30/2012	12/31/2011
Current assets:
Cash	$400	$--
Total current assets	400	--

TOTAL ASSETS	400	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	33,750	34,331
Accrued expenses	73,468	424,993
Due to affiliates	31,006	12,051
Convertible debenture	202,160	223,387
Total current liabilities	340,384	694,762

Total liabilities	340,384	694,762

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized,73,573,610 and 7,605,054 shares issued and outstanding, respectively	7,358	761
Treasury stock, 7,968,540 shares at cost	(240,000)	(240,000)
Additional paid-in capital	5,885,171	5,367,885
Stock subscription receivable	(138,985)	--
Retained deficit	(5,853,528)	(5,823,408)
Total stockholders’ equity (deficit)	(339,984)	(694,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
General and administrative expenses	68,788	49,581	123,987	158,760
Total operating expenses	68,788	49,581	123,987	158,760
Operating loss	(68,788)	(49,581)	(123,987)	(158,760)

Other income (expense):
Gain on extinguishment of debt	--	--	75,000	--
Income from change in value of conversion feature	24,833	--	24,833	--
Interest expense	--	(6,033)	(5,967)	(17,902)
Total other income (expense), net	24,833	(6,033)	96,866	(17,902)
Income (loss) before provision for income taxes	(43,955)	(55,614)	(30,121)	(176,662)

Provision for income taxes	--	--	--	--
Net income (loss)	$(43,955)	$(67,584)	$(30,121)	$(176,662)

Income (loss) per share
Basic income (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares of common stock outstanding
Basic	87,361,300	7,605,054	63,047,194	7,605,054
Diluted	87,361,300	7,605,054	63,047,194	7,605,054

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)
AND SEPTEMBER 30, 2011 (UNAUDITED)

	9/30/2012	9/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(30,121)	$(176,662)
Adjustment to reconcile net income (loss) to net cash used in (provided by) operating activities:
Gain on extinguishment of debt	(75,000)	--
Income from conversion feature	(24,833)	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	85,399	164,611
Net cash flows used in continuing operations	(44,555)	(12,051)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from affiliates	44,955	12,051
Cash payments on convertible debentures	(111,015)	--
Cash payments received on subscription receivable	111,015
Net cash used in financing activities	44,955	12,051

Increase (decrease) in cash	400	--
Cash at beginning of period	--	--

Cash at end of period	$400	$--

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$472,595	$--
Settlement of affiliate balance with common stock	26,000	--
Forgiveness of accrued compensation	112,500	--
Issuance of subscription note receivable for common stock	225,000	--
Repurchase of common stock with convertible debentures/derivative	338,008	--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The condensed balance sheet at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL INSTRUMENTS

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 480, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3	RELATED PARTY TRANSACTIONS

On April 13, 2012, the Company’s former chairman, Kevin Kreisler, provided $26,000 in cash to the Company for working capital purposes. Effective April 16, 2012, the Company and Mr. Kreisler entered into an agreement pursuant to which Mr. Kreisler agreed to eliminate and waive his right to receive 194,118 shares of the Company’s Series A Preferred Stock (“Series A Shares”); to waive $112,500 in  accrued compensation payable for services rendered as of April 16, 2012; and, to contribute 1,000,000 Series A Shares beneficially owned by Mr. Kreisler and the $26,000 provided to the Company by Mr. Kreisler on April 13, 2012 in exchange for 84,426,422 restricted Company common shares. Effective April 16, 2012, the Company and its controller entered into an agreement pursuant to which the controller agreed to waive all accrued compensation due from the Company in excess of $12,500, which amount shall remain due and payable by the Company.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (see Note 3). On July 31, 2012, Kevin Kreisler, the then-current sole member of our Board of Directors, elected Tad Simmons, the chief executive officer and majority shareholder of GreenSource Corporation (“GreenSource”), to also serve as a member of the Board. The Board then elected Mr. Simmons to serve as the chief executive officer and chief financial officer for the Company effective as of August 17, 2012. Mr. Kreisler simultaneously submitted his resignation from the Board.

On August 17, 2012, the Company entered into a securities purchase agreement with GreenSource pursuant to which the Company agreed to sell 65,000,000 restricted shares of its common stock to GreenSource in exchange for $250,000, payable in the form of $25,000 in cash and a $225,000 promissory note. The promissory note is due in full on or before December 15, 2012 and bears interest at six percent (6%) per annum. Had the note been paid in full on or before September 30, 2012, interest charges would have been waived. GreenSource had the option to prepay the note in full for $200,000 if paid in full on or before October 30, 2012. In connection with the securities purchase agreement, the company shall file and make effective a registration statement for 23,000,000 common shares no later than 60 days after the Closing, including 18,000,000 shares to Kevin Kreisler for services rendered prior to the agreement date.

NOTE 4	CONVERTIBLE DEBENTURES

During the year ended December 31, 2011 and prior to April 14, 2012, the Company was party to a 2009 convertible debenture (the “Exchange Debenture”) with its former chief executive officer in the original principal amount of $240,000. Interest was payable under the Exchange Debenture at 12% per annum in cash or in shares of Company common stock. The holder could convert the principal amount and accrued interest due under the Exchange Debenture into common stock at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion. The Company determined that the conversion feature of the Exchange Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Exchange Debenture to be an aggregate $264,827, which represented the face value of $240,000 plus the present value of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the Exchange Debenture. The difference between the fair value of the conversion feature and the present value was being accreted through interest expense. Through March 31, 2012, total expense of $1,840 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. Effective April 14, 2012, the Company issued 7,968,540 restricted shares of Company common stock to the holder of the 2009 convertible debenture in full satisfaction of any and all amounts due from the Company to the holder.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). The Factor Debenture bears interest at the rate of 20% per annum and permits conversion into common stock at the greater of $0.10 per share or 80% of the lowest volume weighted average market price for the Company’s common stock for the 90 days prior to conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.9% of the Company’s outstanding common shares. The maturity date of the Factor Debenture is September 30, 2013. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008.The excess of the repurchase price over par value of the shares re-acquired of $328,865 was charged against paid-in capital. The Company paid a total of $111,015 on the Factor Debenture during the three months ended September 30, 2012, and the Company recognized income of $24,833 from the reduction in value of the underlying conversion feature. The value of the Factor Debenture at September 30, 2012 was $202,160, which represented the face value of $163,985 plus the present value of the liability for the conversion features of $38,175.

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

The Company’s business model is limited to the early-stage development and intellectual property protection of its technologies, with a view towards ultimately generating revenue through technology licensing. The Company’s operations in recent years have consisted of research and evaluation of a number of technologies designed to refine industrial and municipal solid waste and wastewaters into carbon-neutral products.

During 2011, these efforts culminated in the development of a proprietary aqueous conversion technology that relies in part on a process known as hydrothermal carbonization to convert qualified organic wastes and other byproducts into coal. A key feature of this process is that the conversion can be completed without carbon dioxide emissions, thereby sequestering the carbon in the converted wastes for reuse in lieu of new fossil fuel resources. The Company’s development activities with this process were curtailed during the third quarter 2012 in connection with the purchase of the majority of the Company’s voting stock by GreenSource Corporation, and the appointment of GreenSource’s owner, Tad Simmons, to the posts of chairman and chief executive officer of the Company.

Moving forward, the Company’s business model will still incorporate early-stage technology development with a focus on refining wastes into carbon neutral products, but will be expanded to include additional technologies, products and services across the cleantech industry spectrum. The Company has formed a new division, The GreenSolutions Group, for this purpose. We are currently exploring further development of technologies which devulcanize and recycle tires into carbon-neutral and other products, and we are evaluating acquisition and other opportunities in composting, waste-to-energy, agriproducts supply chain resources, green building projects, and carbon credit contracts. We are also in discussions to acquire an internet based property with a regional focus in multiple markets that highlights green technologies and sustainable products and services.  An agreement is expected in early October that will transfer control of the business to the Company. Additional information in this regard will be made available as appropriate. Finally, we also plan to seek capital, management and other resources for further development of our technology, partnerships and business plans, with a primary goal of completing pilot-scale trials that demonstrate our ability to generate revenue. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that mitigate the Company’s financial and technology risk.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company’s future operational plans.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 480, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note.

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the three months ended September 30, 2012 were $68,788 as compared to $49,581 for the corresponding period in 2011. The increase in costs was primarily related to an increase in officers’ salaries, which totaled $45,000 for the three months ended September 30, 2012.

Total other income (expense) for the three months ended September 30, 2012 consisted of $24,833 from the change in value of derivative conversion features on new debt.  Total other income (expense) for the three months ended September 30, 2011, consisted solely of interest expense of $6,033.  Our net loss for the three months ended September 30, 2012 and 2011 was $43,955 and $67,584 respectively.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2012 were $123,987 as compared to $158,760 for the corresponding period in 2011. The amount incurred for 2012 included $108,987 in general and administrative expenses and $15,000 in consulting fees. The amount incurred for 2011 included $113,760 in general and administrative expenses and $45,000 in consulting fees.  These costs were incurred in connection with the Company’s ongoing technology development efforts.  The decrease in costs was related to a reduction in consulting fees.

Total other income (expense) for the nine months ended September 30, 2012 consisted mainly of a $75,000 gain on extinguishment of debt and income of $24,833 from the change in value of derivative conversion features on new debt.  Total other income (expense) for the nine months ended September 30, 2011, consisted solely of interest expense of $17,902.  Our net loss for the nine months ended September 30, 2012 and 2011 was $30,121 and $176,662 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s amounts due to affiliates of $31,006 at September 30, 2012.  Accounts payable and accrued expenses totaled $107,218 and $459,324 at September 30, 2012 and December 31, 2011.  The Company had a negative working capital position of $339,984 as of September 30, 2012 as compared to a negative working capital position of $694,762 as of December 31, 2011.  The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in obtaining financing and our success in developing revenue sources.

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

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2012:

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

GS ENVIROSERVICES, INC.

By:	/s/	TAD SIMMONS
TAD SIMMONS
Chief Executive Officer
Date:		November 19, 2012