Form 10-K
period 2012-12-31
GS ENVIROSERVICES, INC.
filed 2013-04-16
CIK 1163966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-K
______________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
  (Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

677 7th Avenue Unit 410, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(760) 390-8350
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes		No	X

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

As of June 30, 2012 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $45,630.

As of April 16, 2013, there were 72,605,054 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1	BUSINESS

GS EnviroServices, Inc. (“we”, “our”, “us”,  “EnviroServices”,  or the “Company”) is a clean energy technology and sustainable project development company. Our operations consist of research and development activities involving proprietary technology that we have licensed, as well as sustainable project acquisition and development. Our technology development model involves the early-stage development and intellectual property protection of our technologies with a view towards generating revenue through technology licensing of successfully developed clean energy technologies.

Our research and development activities primarily involved novel nanomaterials for use in renewable energy production applications, including catalytic reduction of carbon dioxide. In such an application, our technology is intended to emulate photosynthesis to convert the energy in sunlight, along with water and carbon dioxide, into stored energy in the form of methane or synthesis gas. This application was successfully demonstrated at low efficiencies in prior bench testing. Our focus during 2011 and 2012 has been to develop this technology further to increase conversion efficiencies for use in existing industrial processes that simultaneously generate waste heat, carbon dioxide and by-products containing hydrogen. However, this technology has additionally recently demonstrated strong potential for use in photovoltaic applications. We believe that, in either application (catalytic or photovoltaic), this technology has the capability of achieving commercially attractive efficiencies based on the development work completed to date. We believe that the technology can be cost-effectively scaled for use in residential and commercial photovoltaic applications if we can demonstrate a photoconversion efficiency of 10% or greater. Our primary research objective for 2013 is to demonstrate the capabilities of this technology in selected applications.

Our project development activities during 2012 included evaluation of several projects that meet our sustainability objectives, including projects that recycle tires and other waste products into carbon-neutral products and energy, projects involving the production of agriproducts from organic waste, industrial efficiency and enhanced green construction projects, and projects which capitalize on the favorable carbon credits and other attributes including renewable energy credits (RECs) and energy efficiency credits (EECs). Our sustainability objectives additionally involve improving outreach and education, including through our recently acquired www.sandiegolovesgreen.com sustainability news and information portal.

EMPLOYEES

The Company had two employees as of December 31, 2012. In addition to its officers, the Company utilizes the services of consultants to conserve costs and defray risk as it executes on its project and technology development plans. There is no union representation for any of our employees.

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

The Company had a loss from continuing operations of $468,884 during the year ended December 31, 2012, and had $2,048 in cash at December 31, 2012. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

We are implementing new business plans which make the results of our business uncertain.

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to development-stage companies in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

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

The fiscal efficiencies of highly capitalized competitors could defeat our efforts to capture a viable market share.

The business of developing new technologies is a capital-intense business, requiring substantial capital resources.  The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. This situation could cause us to be unable to compete effectively.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2012, our total debt and accrued interest was $773,116, all of which is now due and payable. We are currently in negotiations with our principal creditor regarding the outstanding debt.  Our level of debt could have significant consequences to our shareholders, including the following:

-
requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	subjecting all or substantially all of our assets to foreclosure, which means that there may be no assets left for shareholders in the event of a liquidation; and,

-
limiting our ability to make business and operational decisions regarding our business and subsidiaries, including, among other things, limiting our ability to pay dividends to our respective shareholders, make capital improvements, sell or purchase assets or engage in transactions deemed appropriate and in our best interest.

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

GreenSource Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenSource Corporation, which company is solely owned by the Company’s chairman, controls 89.5% of our outstanding capital stock. As a result, GreenSource exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

Our common stock trades on the “OTCQB”. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Stock Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

We will be quoted on the OTCQB for the immediate future.

We currently do not meet the eligibility requirements for listing on the NASDAQ Stock Market. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, our common stock will be quoted only on the OTCQB or the OTCBB. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	DESCRIPTION OF PROPERTIES

The Company currently maintains administrative offices at 677 7th Avenue, Suite 410, San Diego, California 92101 and utilizes a workspace sharing arrangement at 330 A Street, San Diego, CA 92101.  We are being permitted to use the administrative premises for no charge by GreenSource Corporation, our majority shareholder, and paid $1,750 in rent during 2012 for the workspace.

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GS EnviroServices’ Common Stock trades on the “OTCQB” under the symbol "GSEN". The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GS EnviroServices’ Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2011 First Quarter	0.006	0.006
2011 Second Quarter	0.010	0.010
2011 Third Quarter	0.014	0.014
2011 Fourth Quarter	0.003	0.018

2012 First Quarter	0.032	0.010
2012 Second Quarter	0.037	0.002
2012 Third Quarter	0.045	0.006
2012 Fourth Quarter	0.040	0.020

Title of Class	Approximate Number of Holders of Record as of April 16, 2013	100
Common Stock, $0.0001 par

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We intend to retain any earnings for use in our  business  activities,  so it is not expected that  any  dividends  on our  common  stock  will be  declared  and  paid in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2012.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2012.

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

GS EnviroServices, Inc. (“we”, “our”, “us”,  “EnviroServices”,  or the “Company”) is a clean energy technology and sustainable project development company. Our operations consist of research and development activities involving proprietary technology that we have licensed, as well as sustainable project acquisition and development. Our technology development model involves the early-stage development and intellectual property protection of our technologies with a view towards generating revenue through technology licensing of successfully developed clean energy technologies.

Our research and development activities primarily involved novel nanomaterials for use in renewable energy production applications, including catalytic reduction of carbon dioxide. In such an application, our technology is intended to emulate photosynthesis to convert the energy in sunlight, along with water and carbon dioxide, into stored energy in the form of methane or synthesis gas. This application was successfully demonstrated at low efficiencies in prior bench testing. Our focus during 2011 and 2012 has been to develop this technology further to increase conversion efficiencies for use in existing industrial processes that simultaneously generate waste heat, carbon dioxide and by-products containing hydrogen. However, this technology has additionally recently demonstrated strong potential for use in photovoltaic applications. We believe that, in either application (catalytic or photovoltaic), this technology has the capability of achieving commercially attractive efficiencies based on the development work completed to date. We believe that the technology can be cost-effectively scaled for use in residential and commercial photovoltaic applications if we can demonstrate a photoconversion efficiency of 10% or greater. Our primary research objective for 2013 is to demonstrate the capabilities of this technology in selected applications.

Our project development activities during 2012 included evaluation of several projects that meet our sustainability objectives, including projects that recycle tires and other waste products into carbon-neutral products and energy, projects involving the production of agriproducts from organic waste, industrial efficiency and enhanced green construction projects, and projects which capitalize on the favorable carbon credits and other attributes including renewable energy credits (RECs) and energy efficiency credits (EECs). Our sustainability objectives additionally involve improving outreach and education, including through our recently acquired www.sandiegolovesgreen.com sustainability news and information portal.

During 2013, the Company plans to seek capital, management and other resources for further development of its technologies and planned future projects, with a primary goal of completing pilot-scale trials involving the Company’s technology, either alone or with a suitable early-adopter technology partner. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that defray the Company’s financial and technology risk.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

General and administrative expenses for the year ended December 31, 2012 were $228,151 as compared to $200,940 for the corresponding period in 2011. The amount for 2012 included $29,725 in research and development expenses. Other expenses for the year ended December 31, 2012 primarily included $317,556 from the cost of derivative conversion features on new debt offset by the gain on extinguishment of debt. Our net loss for the years ended December 31, 2012 and 2011 was $468,884 and $163,389, respectively.

The Company's general and administrative expenses mostly included salaries for our two executive officers and costs incurred in connection with the Company's newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com). The Company's research and development expenses were incurred under the support provisions of the Company's license agreement with the licensor of the Company's technology; and pursuant to which the Company has the ability to utilize the licensor's research staff, laboratory supplies and infrastructure, and testing equipment on a time and materials basis. The research and development expenses incurred during 2012 related mostly to the fabrication of various samples based on our technology for use in photovoltaic applications. The costs incurred during 2012 would have been higher were it not for the support provisions of our license agreement, which allow the Company to avoid having to incur the additional general and administrative costs required to operate and maintain a development laboratory and full-time technical staff. These costs can be expected to increase during 2013 as qualified samples are fabricated for efficiency testing, additional equipment needed for such testing is acquired, and efficiency trials are conducted.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional costs for the conversion features of $317,556 for the year ended December 31, 2012 has been recognized within other expense as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been subsidized partially by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s amounts due to affiliates of $76,138 at December 31, 2012. Accounts payable and accrued expenses totaled $18,243 and $34,331 at December 31, 2012 and December 31, 2011, respectively.  The Company had a negative working capital position of $771,068 as of December 31, 2012 as compared to a negative working capital position of $694,762 as of December 31, 2011.
The Company will not be able to implement its business plan unless it obtains capital. We estimate that our ongoing research and development activities will require investments of at least $250,000 during 2013 for performance trials using existing prototypes, and as much as $1,000,000 to construct a commercial pilot prototype if we can demonstrate a photoconversion efficiency of 10% or greater. We believe that the $250,000 budget for performance trials is realistic given the research arrangement with the licensor of the Company's technologies, and since the licensor either owns or has access to all of the fabrication and testing equipment necessary to determine if we are able to achieve a photoconversion efficiency of 10% or greater. We additionally estimate that we will need a minimum of an additional $100,000 for marketing and advertising costs to support the growth and development of our newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com).  The Company currently has no commitment for financing, however, the Company has entered into discussions for the completion of a possible financing during the second quarter of 2013. We are hopeful that this planned financing will be sufficient to cover at least $250,000 of the foregoing costs as well as a portion of our administrative costs and planned portal marketing and advertising costs.  However, there can be no assurance that we will successfully complete this or any other financing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying balance sheets of GS EnviroServices, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2012. GS EnviroServices’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company has no established source of revenue has a working capital deficiency as of December 31, 2012.  The conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 16, 2013

GS ENVIROSERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	12/31/2012	12/31/2011
ASSETS

Current Assets:
Cash	$2,048	$--
Total current assets	2,048	--

Intangible asset, net of accumulated amortization of $694	2,306	--

TOTAL ASSETS	4,354	--

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Convertible debenture, net of discount of $136,535 and $0, respectively	22,465	223,387
Accounts payable	18,243	34,331
Accrued expenses	149,159	424,993
Liability to be settled in stock	10,000	--
Liability for derivative conversion feature	497,111	--
Due to affiliates	76,138	12,051
Total current liabilities	773,116	694,762

Total Liabilities	773,116	694,762

Stockholders’ Equity (Deficit):
Common stock: $0.0001 par value, 10,000,000,000 shares authorized, 172,000,000 shares issued and 72,605,054 shares outstanding (2012), 7,605,054 shares issued and outstanding (2011)	16,404	761
Treasury stock, 99,394,946 and 7,968,540 shares, respectively, at cost	(578,008)	(240,000)
Additional paid in capital	6,214,134	5,367,885
Note receivable - shareholder	(129,000)	--
Retained deficit	(6,292,292)	(5,823,408)
Total stockholders’ equity (deficit)	(768,762)	(694,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,354	$--

The notes to the Financial Statements are an integral part of these statements .

GS ENVIROSERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	12/31/2012	12/31/2011

Revenues	$--	$--

Cost of revenue	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	188,426	200,940
Research and development	29,725	--
Impairment of intangible assets	10,000	--
Total operating expenses	228,151	200,940

Loss from operations	(228,151)	(200,940)

Other Income (Expense):
Gain on extinguishment of debt	78,378	61,485
Income from change in value of conversion features	42,453
Interest expense-convertible debenture	(21,543)	(23,934)
Cost of conversion feature	(317,556)	--
Amortization of debt discount	(22,465)
Total other income (expense), net	(240,733)	37,551

Loss before provision for income taxes	(468,884)	(163,389)
(Provision for)/benefit from income taxes, net	--	--

Net loss	(468,884)	(163,389)

Loss per Share:
Net loss per share – basic	$(0.01)	$(0.02)

Net loss per share – diluted	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic	63,090,442	7,605,054
Diluted	63,090,442	7,605,054

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Treasury Stock Shares	Treasury Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Note Receivable - Shareholder	Accumulated Deficit	Total Amount
Balance at January 1, 2011	7,968,540	$240,000	7,605,054	$761	$5,367,885	--	$(5,660,019)	$(531,373)

Net loss	--	--	--	--	--	--	$(163,389)	$(163,389)

Balance at December 31, 2011	7,968,540	$240,000	7,605,054	$761	$5,367,885	--	$(5,823,408)	$(694,762)

Common shares issued to settle debenture and accrued expenses	--	--	7,968,540	797	472,595	--	--	473,392
Exchange of Series A shares for cash and common shares	--	--	83,457,866	8,346	17,654	--	--	26,000
Debt forgiveness – related party	--	--	--	--	112,500	--	--	112,500
Repurchase of common shares	91,426,406	338,008	(91,426,406)	--	--	--	--	(338,008)
Sale of common shares under note receivable	--	--	65,000,000	6,500	243,500	(250,000)	--	--
Payments received on note receivable-shareholder	--	--	--	--	--	121,000	--	121,000
Net loss	--	--	--	--	--		(468,884)	(468,884)

Balance at December 31, 2012	99,394,946	$578,008	72,605,054	$16,404	$6,214,134	$(129,000)	$(6,274,292)	$(768,762)

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	12/31/2012	12/31/2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(468,884)	(163,389)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(78,378)	(61,485)
Income from conversion feature	(42,453)	--
Cost of conversion feature	317,556	--
Impairment of intangible assets	10,000	--
Amortization	23,159	--
Direct payment of operating expenses by affiliates	81,687	--
Changes in operating assets and liabilities:
Accounts payable	(16,088)	(1,160)
Accrued expenses	165,049	213,983
Prepaid expenses	--	--
Net cash flow used in operations	(8,352)	--

CASH FLOW FROM INVESTING ACTIVITIES:
Cash outlay for intangible assets	(3,000)	--
Net cash used in investing activities	(3,000)	--

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from affiliates	8,400	12,051
Cash payments on convertible debentures	(116,000)	--
Cash payments on subscription receivable	121,000	--
Net cash used in financing activities	13,400	12,051

Net increase (decrease) in cash	2,048	--
Cash at beginning of year	--	--
Cash at end of year	$2,048	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$--	$--

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$472,595	$--
Settlement of affiliate balance with common stock	26,000	--
Forgiveness of accrued compensation	112,500	--
Issuance of subscription note receivable for common stock	250,000	--
Repurchase of common stock with convertible debentures/derivative	338,008	--
Bifurcation of derivative liability from convertible debenture	514,283	--

The notes to the Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The Company is a clean energy technology and sustainable project development company. Our operations consist of research and development activities involving proprietary technology that we have licensed, as well as sustainable project acquisition and development. Our technology development model involves the early-stage development and intellectual property protection of our technologies with a view towards generating revenue through technology licensing of successfully developed clean energy technologies.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 31, 2012 are 600,000 shares from the conversions of outstanding common stock warrants and 15,900,000 shares from the potential conversion of the convertible debenture (see Note 3, Convertible Debenture, below).

EVALUATION OF LONG LIVED ASSETS

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Acquired intangible assets with finite lives are amortized over the life of the underlying asset.

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists.  As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date, and had not been issued as of December 31, 2012. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period.

The Company’s intangible asset consisted of the following:

December 31, 2012
Domain names	$3,000
Less accumulated amortization	(694)
Total	$2,306

Amortization expense for the year ended December 31, 2012 based on an estimated life of three years was $694. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2013	$1,000
December 31, 2014	1,000
December 31, 2015	306
Thereafter	--

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company adopted ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the year ended December 31, 2012:

Embedded conversion liabilities as of December 31, 2012:
Level 1	$--
Level 2	--
Level 3	497,111
Total	$497,111

The following table reconciles, for the period ended December 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	--
Fair value of derivative conversion features of new debentures	514,283
Changes in fair value during period	(17,172)
Balance at December 31, 2012	$497,111

NOTE 3	CONVERTIBLE DEBENTURE

During the year ended December 31, 2011 and prior to April 14, 2012, the Company was party to a 2009 convertible debenture (the “Exchange Debenture”) with its former chief executive officer in the original principal amount of $240,000. Interest was payable under the Exchange Debenture at 12% per annum in cash or in shares of Company common stock. The holder could convert the principal amount and accrued interest due under the Exchange Debenture into common stock at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion. The Company determined that the conversion feature of the Exchange Debenture met the criteria of Financial Accounting Standards Codification (“ASC”) 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Exchange Debenture to be an aggregate $264,827, which represented the face value of $240,000 plus the present value of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the Exchange Debenture. The difference between the fair value of the conversion feature and the present value was being accreted through interest expense. Through March 31, 2012, total expense of $1,840 was recorded as interest expense for the accretion of the discount from the liability of the conversion feature. Effective April 14, 2012, the Company issued 7,968,540 restricted shares of Company common stock to the holder of the 2009 convertible debenture in full satisfaction of any and all amounts due from the Company to the holder.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor purchased 91,426,406 shares of Company common stock. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at December 31, 2012.

Debenture bears interest at the rate of 20% per annum and permitted conversion into common stock at the greater of $0.10 per share or 80% of the lowest volume weighted average closing bid price for the Company’s common stock. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008. On December 15, 2012, the terms for the conversion price underlying the Factor Debenture were automatically modified due to the fact that the Factor Debenture was not fully paid on or before that date. The modified conversion price equals the lesser of (1) $0.01 per share, (2) the lowest price per share paid by any purchaser of Company securities, or (3) 50% of the lowest volume weighted average closing bid price (“VWAP”) for the Company common stock for the 90 trading days preceding conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.99% of the Company’s outstanding common shares. The Company determined that the modified conversion feature of the Factor Debenture met the criteria for recognition under ASC 815-15, Embedded Derivatives, whereby the fair value of the embedded derivative was bifurcated from the host contract. The fair value of the derivative liability was determined utilizing a probability-weighted Black-Scholes valuation model and the following assumptions: expected life – six months; volatility – 669%; risk-free rate – 0.9%; dividends – none. The Company estimated the probability of the lowest conversion price to be at 85% for conversion price (1), 10% for conversion price (2) and 5% for conversion price (3), and determined the initial fair value of the derivative liability to be $514,283, with $159,000 recognized as a debt discount. The Company paid a total of $116,000 on the Factor Debenture during the year ended December 31, 2012, and the Company recognized income of $42,453 from the reduction in value of the underlying conversion feature. The value of the Factor Debenture at December 31, 2012 was $519,576, which represented the face value of $159,000 less the unamortized discount of $136,535 plus the present value of the liability for the conversion features of $497,111. In the event of default that is not cured, the conversion price of the Factor Debenture would be automatically reduced to $0.0001 per share. The maturity date of the Factor Debenture is June 30, 2013. If the debenture is not fully paid by the maturity date, the conversion price would be automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. The Company and the Company’s majority shareholder, GreenSource Corporation, have granted Factor a first priority security interest in and to all of the Company’s and GreenSource’s assets, including 65,000,000 Company common shares beneficially owned by GreenSource, to secure the Company’s repayment and other obligations under the Factor Debenture and the documents executed in connection therewith. The Company and Factor entered into a forbearance agreement in December 2012 in respect of a stated event of default under the Factor Debenture, and pursuant to which the Company agreed to issue Factor 7,283,787 common shares at $0.0001 per share.

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

The benefit from (provision for) income taxes as of December 31, 2012 and December 31, 2011 consisted of the following:

Current provisions:	2012	2011
Federal	$--		$--
State	--		--
Total current provision	--		--
Deferred provision for tax:
Federal	--		--
State	--		--
Total deferred provision for tax	--		--
Total provision for tax	$--	$

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not likely that the Company will realize the benefits of these deductible differences.  In addition, under Internal Revenue Code §382, the carryforward of losses may be limited following a change of ownership such as occurred during 2012.  Accordingly, the availability of net operating losses generated prior to the ownership change may not be available to offset future taxable income.

NOTE 5	STOCKHOLDERS EQUITY

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under FASB ASC 718. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).  A summary of option activity as of December 31, 2012 and 2011 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2011	105,600	$0.06	1.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2012	105,600	$0.06	0.19
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	(105,600)	(0.06)	--
Outstanding at December 31, 2012	--	--	--
Exercisable at December 31, 2012	--	$--	--

WARRANTS

On February 11, 2008, in consideration of their investment in the Convertible Debentures, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018.  A summary of warrant activity as of December 31, 2012 and 2011 is presented below:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2011	600,000	$0.10	7.12
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at January 1, 2012	600,000	$0.10	6.12
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding at December 31, 2012	600,000	0.10	5.12
Exercisable at December 31, 2012	600,000	$0.10	5.12

NOTE 6	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $22,500 in research costs due to the Licensor for the year ended December 31, 2012. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists.  As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period. As a part of this transaction, the Company entered into a consulting agreement with the former owner of the websites acquired. The agreement is for $2,000 per month, has no set term and may be cancelled by either party with three weeks’ notice.

NOTE 7	RELATED PARTY TRANSACTIONS

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

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (see Note 3, Convertible Debenture, above). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at December 31, 2012. On July 31, 2012, Kevin Kreisler, the then-current sole member of our Board of Directors, elected Tad Simmons, the chief executive officer and majority shareholder of GreenSource Corporation (“GreenSource”), to also serve as a member of the Board. The Board then elected Mr. Simmons to serve as the chief executive officer and chief financial officer for the Company effective as of August 17, 2012. Mr. Kreisler simultaneously submitted his resignation from the Board.

On August 17, 2012, the Company entered into a securities purchase agreement with GreenSource pursuant to which the Company agreed to sell 65,000,000 restricted shares of its common stock to GreenSource in exchange for $250,000, payable in the form of $25,000 in cash and a $225,000 promissory note. The promissory note is due in full on or before December 15, 2012 and bears interest at six percent (6%) per annum. Had the note been paid in full on or before September 30, 2012, interest charges would have been waived. GreenSource had the option to prepay the note in full for $200,000 if paid in full on or before October 30, 2012. In connection with the securities purchase agreement, the company shall file and make effective a registration statement for 23,000,000 common shares no later than 60 days after the Closing, including 18,000,000 shares to the Company's former chief executive officer for services rendered prior to the agreement date.

On April 14, 2013, the Company entered into an agreement pursuant to which the requirement to issue shares to the Company's former chief executive officer under the forbearance agreement was cancelled (see Note 8, Subsequent Events, below).

NOTE 8	SUBSEQUENT EVENTS

On April 14, 2013, the Company and 11235 Factor Fund, LLC ("Factor") entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor (see Note 3, Convertible Debenture, above), and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2012.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2012. Management determined that at December 31, 2012, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Tad Simmons	45	Director, President, Chief Executive Officer
Steve Balog	57	Director, Chief Financial Officer
Gary Exner	69	Chairman
Roy Hales	62	Director
John Thomas	56	Director

Mr. Simmons is the chairman, chief executive officer, and majority shareholder of the Company through his holding company, GreenSource Corporation. Mr. Simmons served as GreenSource’s president and chief executive officer from 2008 to the present. From 2001 to 2007, Mr. Simmons was in the solar energy industry serving as sales manager for both residential and commercial sales programs. He and his colleagues established the sales program for photovoltaic systems in Home Depot stores in San Diego. He worked as a consultant and sales manager for Clean Power Systems, Kerr Enterprises, and Rockwell Electric, a subsidiary of Integrated Electrical Services, Inc. From 1999 to 2003, Mr. Simmons served as President & CEO of Gober Gear, Inc., a developer of off-road trailers for hauling kids or cargo on mountain trails. From 1993 to 2000, Mr. Simmons served as Senior Staff Engineer and Technical Lead at Science Applications International Corporation (SAIC). Prior to this he worked briefly for Naval Research and Development in Point Loma, California. During his engineering education at San Diego State University, Mr. Simmons served as Electrical Engineering Team Leader for the Suntrakker vehicle project.  He and fellow team members designed and built the Suntrakker solar car, a first for San Diego State University, and competed in the 1993 2000-mile World Solar Challenge in Australia. Mr. Simmons’ experience includes 8 years as an engineer and technical lead for various government and private sector clients; it includes design and leadership roles in projects including fuel cell instrumentation, flat-panel x-ray imaging, integrated circuit design, renewable energy technology design reviews, and development of strategic partnerships;  proposal development including a $500 million management and operations contract for the National Renewable Energy Laboratory, wind turbine and electric vehicle motor design review, and support of various entrepreneurial ventures. Mr. Simmons earned a certificate in Global Business Management while at SAIC, has been Chairman or President of both the Institute for Electrical and Electronics Engineers (IEEE), and the Society of Automotive Engineers (SAE) in San Diego, and is a two-time winner of the Saturn Award for Leadership. Mr. Simmons is a graduate of the University of Phoenix (M.B.A., 2002) and San Diego State University (B.S., Electrical Engineering, 1993).

Mr. Balog has been employed since 1989 as President and owner of Financial Concepts, Inc., which provides accounting, income tax preparation and insurance services in Woodbine, Maryland.  Mr. Balog is licensed as a certified public accountant in the State of Maryland.  From 1983 until 2005 Mr. Balog was licensed as a registered representative by FINRA (formerly, NASD) and registered with FINRA as a Principal from 1996 to 2004.  In 2005 Mr. Balog was barred from association with any NASD member (i.e. broker-dealers, etc.), upon consenting to a finding that he had engaged in outside business activities, for compensation, without providing prompt written notice to the broker-dealer with which he was associated.  At that same time and as a result of the same business activities, Mr. Balog was ordered by the Securities Commissioner of Maryland to cease and desist from the sale of securities in Maryland unless the securities are registered or exempt from registration, and was barred from engaging in the securities or investment advisory business in Maryland.  In 1977 Mr. Balog was awarded a Bachelor of Science degree with a concentration in Accounting by the State University of New York at Albany.  Mr. Balog is 57 years old.

From 2010 to 2011, Mr. Exner served as Vice Chairman of the Health Advisory Council, an agency of the Province of Alberta engaged in improving health delivery services.  From 2006 to 2010 Mr. Exner was employed as Projects Accountant for OJ Pipelines Canada, which developed pipelines for the oil industry.  From 2003 to 2005 Mr. Exner was employed as an independent consultant to the financial services industry.  From 1976 to 2003 Mr. Exner served as Managing Partner of Exner, Wickland, Carmichael Inc., an accounting firm.  From 1995 until 2002 Mr. Exner was the Mayor of the City of Nelson in British Columbia and Chairman of the Nelson City Police Board.  In 1975 Mr. Exner was licensed as a certified general accountant by the Province of British Columbia, and in 2007 by the Province of Alberta.  Mr Exner is 69 years old.

Since 1987 Mr. Hales has been employed as owner of Right Touch Painting, a commercial and residential painting contractor in British Columbia.  Since 2011 Mr. Hales has served on the board of directors of Global 8 Environmental Technologies, Inc. (OTC Pink:  GBLE).  Mr. Hales is 61 years old.

Mr. Thomas was recently engaged as Vice President - Operations for Mobius Technologies, Inc., an alternative energy supplier headquartered in California.  Mr. Thomas was an employee of Syncrude Canada Ltd. (an oil mining and refining company in Fort Mcmurray, Alberta) from 1979 until June of 2012, when he retired.  At the time of his retirement, Mr. Thomas served as the Mining Department’s Maintenance Manager.    From 2011 until 2012 Mr. Thomas served on the board of directors of Global 8 Environmental Technologies, Inc. (OTC Pink:  GBLE).  In 2000, Mr. Thomas was awarded a Masters Degree in Business Administration by Athabasca University.  Mr. Thomas is 56 years old.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2012, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with, except that none of the members of management filed Form 3 when required.

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

AUDIT COMMITTEE; COMPENSATION COMMITTEE; NOMINATING COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee.   The Board of Directors also does not have an independent audit committee financial expert.  These functions are performed by the Board of Directors as a group.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to Tad Simmons and Steve Balog, the Company's Chief Executive Officer and Chief Financial Officer, respectively, from August 17, 2012 to date. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2012 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Tad Simmons (1)	2012	$39,900	--	--	--	--
	2011	--	--	--	--	--
	2010	--	--	--	--	--
Steve Balog (2)	2012	$26,600	--	--	--	--
	2011	--	--	--	--	--
	2010	--	--	--	--	--

(1) The Company's at-will employment agreement with Mr. Simmons provides for compensation at an annualized rate of $108,000. The amount shown for Mr. Simmons in 2012 included $2,400 paid in cash plus $37,500 in deferred compensation..

(2) The Company's at-will employment agreement with Mr. Balog provides for compensation at an annualized rate of $72,000. The amount shown for Mr. Balog in 2012 included $11,250 paid in cash plus $15,350 in deferred compensation.

EMPLOYMENT AGREEMENTS

The Company is party to no employment agreements and utilizes the services of its employees on an at-will basis.

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

Name and Address Of Beneficial Owner (1)	Amount of beneficial ownership	Percentage of beneficial ownership

Tad Simmons (2)	65,000,000	89.1%

All officers and directors as a group	65,000,000	89.1%

(1) Unless otherwise noted, the address of each shareholder is c/o GS EnviroServices Corporation, 677 Seventh Avenue, Suite 410, San Diego, California 92101.

(2) The shares attributed to Tad Simmons are beneficially owned by GreenSource Corporation, an entity controlled by Mr. Simmons.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (see Note 3, Convertible Debenture, above). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at December 31, 2012. On July 31, 2012, Kevin Kreisler, the then-current sole member of our Board of Directors, elected Tad Simmons, the chief executive officer and majority shareholder of GreenSource Corporation (“GreenSource”), to also serve as a member of the Board. The Board then elected Mr. Simmons to serve as the chief executive officer and chief financial officer for the Company effective as of August 17, 2012. Mr. Kreisler simultaneously submitted his resignation from the Board.

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

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS EnviroServices’ independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees	$13,500	$17,750
Audit-related fees	--	--
Tax fees	--	--
Other fees	--	--
Total fees	$13,500	$17,750

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GS EnviroServices, Inc. Form 10K for the year ended December 31, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS ENVIROSERVICES, INC.

By:	/s/	TAD SIMMONS
TAD SIMMONS
Director, President and Chief Executive Officer

Date:		April 16, 2013

In accordance with the Exchange Act, this Report has been signed below on April 15, 2013 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	TAD SIMMONS
TAD SIMMONS
Director, President abd Chief Executive Officer

Date:		April 16, 2013

By:	/s/	STEVE BALOG
STEVE BALOG
Director, Chief Financial Officer & Chief Accounting Officer

Date:		April 16, 2013