Form 10-Q
period 2013-03-31
GS ENVIROSERVICES, INC.
filed 2013-05-15
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d )
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

677 7th Avenue Unit 410 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)
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

As of May 15, 2013 there were 73,573,610 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2013
GS ENVIROSERVICES, INC.
BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED)
AND DECEMBER 31, 2012

ASSETS:	3/31/2013	12/31/2012
Current assets:
Cash	$3,007	$2,048
Interest receivable - affiliate	5,848	--
Total current assets	8,855	2,048

Intangible asset, net of accumulated amortization of $944 and $694, respectively	2,056	2,306

TOTAL ASSETS	10,911	4,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Convertible debenture, net of discount of $73,821 and $136,535, respectively	85,179	22,465
Accounts payable	18,743	18,243
Accrued expenses	218,449	149,159
Liability to be settled in stock	10,000	10,000
Liability for derivative conversion feature	442,603	497,111
Due to affiliates	99,598	76,138
Total current liabilities	874,572	773,116

Total liabilities	874,572	773,116

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized, 172,000,000 shares issued and 72,605,054 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	16,404	16,404
Treasury stock, 99,394,946 at cost	(578,008)	(578,008)
Additional paid-in capital	6,214,134	6,214,134
Note receivable - shareholder	(129,000)	(129,000)
Retained deficit	(6,387,191)	(6,292,292)
Total stockholders’ equity (deficit)	(863,661)	(768,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,911	$4,354

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended
	3/31/2013	3/31/2012
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	58,237	34,267
Research and development	26,550	--
Total operating expenses	84,787	34,267

Loss from operations	(84,787)	(34,267)

Other income (expense):
Income from change in value of conversion feature	54,508	--
Amortization of debt discount	(62,714)	--
Interest income - affiliate	5,848	--
Interest expense	(7,754)	(5,967)
Total other income (expense), net	(10,112)	(5,967)
Income (loss) before provision for income taxes	(94,899)	(40,234)

Provision for income taxes	--	--
Net income (loss)	$(94,899)	$(40,234)

Income (loss) per share
Basic income (loss) per share	$(0.00)	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding
Basic	72,605,054	7,605,054
Diluted	72,605,054	7,605,054

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)
AND MARCH 31, 2012 (UNAUDITED)

	3/31/2013	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(94,899)	$(40,234)
Adjustment to reconcile net income (loss) to net cash used in (provided by) operating activities:
Amortization	62,964	--
Income from conversion feature	(54,508)	--
Direct payment of operating expenses by affiliates	15,960	700
Changes in assets and liabilities:
Interest receivable	(5,848)	--
Accounts payable and accrued expenses	69,790	39,534
Net cash flows provided by (used in) operating activities	(6,541)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliates	7,500	--
Net cash provided by financing activities	7,500	--

Increase (decrease) in cash	959	--
Cash at beginning of period	2,048	--

Cash at end of period	$3,007	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

The balance sheet at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at March 31, 2013 are 600,000 shares from the conversions of outstanding common stock warrants and 15,900,000 shares from the potential conversion of the convertible debenture (see Note 3, Convertible Debenture, below).

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

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists. As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date, and had not been issued as of March 31, 2013. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period.
The Company’s intangible asset consisted of the following:

March 31, 2013
Domain names	$3,000
Less accumulated amortization	(944)
Total	$2,056

Amortization expense for the year three months ended March 31, 2013 based on an estimated life of three years was $250.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the three months ended March 31, 2013:

Embedded conversion liabilities as of March 31, 2013:
Level 1	$--
Level 2	--
Level 3	442,603
Total	$442,603

The following table reconciles, for the three months ended March 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	497,111
Changes in fair value during period	(54,508)
Balance at March 31, 2013	$442,603

NOTE 3	CONVERTIBLE DEBENTURES

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

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor purchased 91,426,406 shares of Company common stock. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at March 31, 2013.

The Factor Debenture bears interest at the rate of 20% per annum and permitted conversion into the Company’s common stock. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008. On December 15, 2012, the terms for the conversion price underlying the Factor Debenture were automatically modified due to the fact that the Factor Debenture was not fully paid on or before that date. The modified conversion price equals the lesser of (1) $0.01 per share, (2) the lowest price per share paid by any purchaser of Company securities, or (3) 50% of the lowest volume weighted average closing bid price (“VWAP”) for the Company common stock for the 90 trading days preceding conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.99% of the Company’s outstanding common shares. The Company determined that the modified conversion feature of the Factor Debenture met the criteria for recognition under ASC 815-15, Embedded Derivatives, whereby the fair value of the embedded derivative was bifurcated from the host contract. The fair value of the derivative liability was determined utilizing a probability-weighted Black-Scholes valuation model and the following assumptions: expected life – six months; volatility (669%); risk-free rate (0.9%); dividends (none). The Company estimated the probability of the lowest conversion price to be at 85% for the first alternative conversion price above, 10% for second alternative conversion price, and 5% for third alternative conversion price, and determined the initial fair value of the derivative liability to be $514,283, with $159,000 recognized as a debt discount. The Company recognized income of $54,508 from the reduction in value of the underlying conversion feature for the three months ended March 31, 2013. The value of the Factor Debenture at March 31, 2013 was $527,782, which represented the face value of $159,000 less the unamortized discount of $73,821 plus the present value of the liability for the conversion features of $442,603. In the event of default that is not cured, the conversion price of the Factor Debenture would be automatically reduced to $0.0001 per share. The maturity date of the Factor Debenture is June 30, 2013. If the debenture is not fully paid by the maturity date, the conversion price would be automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. The Company and the Company’s majority shareholder, GreenSource Corporation, have granted Factor a first priority security interest in and to all of the Company’s and GreenSource’s assets, including 65,000,000 Company common shares beneficially owned by GreenSource, to secure the Company’s repayment and other obligations under the Factor Debenture and the documents executed in connection therewith. The Company and Factor entered into a forbearance agreement in December 2012 in respect of a stated event of default under the Factor Debenture, and pursuant to which the Company agreed to issue Factor 7,283,787 common shares at $0.0001 per share.  On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013.

NOTE 4	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $25,000 in research costs due to the Licensor for the three months ended March 31, 2013. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

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

NOTE 5	RELATED PARTY TRANSACTIONS

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

On April 14, 2013, the Company entered into an agreement pursuant to which the requirement to issue shares to the Company's former chief executive officer under the forbearance agreement was cancelled (see Note 6, Subsequent Events, below).

NOTE 6	SUBSEQUENT EVENTS

On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

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

Our research and development activities primarily involved novel nanomaterials for use in renewable energy production applications, including catalytic reduction of carbon dioxide. In such an application, our technology is intended to emulate photosynthesis to convert the energy in sunlight, along with water and carbon dioxide, into stored energy in the form of methane or synthesis gas. This application was successfully demonstrated at low efficiencies in prior bench testing. Our focus during 2012 and 2013 has been to develop this technology further to increase conversion efficiencies for use in existing industrial processes that simultaneously generate waste heat, carbon dioxide and by-products containing hydrogen. However, this technology has additionally recently demonstrated strong potential for use in photovoltaic applications. We believe that, in either application (catalytic or photovoltaic), this technology has the capability of achieving commercially attractive efficiencies based on the development work completed to date. We believe that the technology can be cost-effectively scaled for use in residential and commercial photovoltaic applications if we can demonstrate a photoconversion efficiency of 10% or greater. Our primary research objective for 2013 is to demonstrate the capabilities of this technology in selected applications.

Our project development activities during 2012 and 2013 include evaluation of several projects that meet our sustainability objectives, including projects that recycle tires and other waste products into carbon-neutral products and energy, projects involving the production of agriproducts from organic waste, industrial efficiency and enhanced green construction projects, and projects which capitalize on the favorable carbon credits and other attributes including renewable energy credits (RECs) and energy efficiency credits (EECs). Our sustainability objectives additionally involve improving outreach and education, including through our recently acquired www.sandiegolovesgreen.com sustainability news and information portal.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

General and administrative expenses for the three months ended March 31, 2013 were $84,787 as compared to $34,267 for the corresponding period in 2012. The amount for 2013 included $26,550 in research and development expenses and $45,000 for officer salaries. Our net loss for the three months ended March 31, 2013 and 2012 was $94,899 and $40,234, respectively.

The Company's general and administrative expenses mostly included salaries for our two executive officers and costs incurred in connection with the Company's newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com). The Company's research and development expenses were incurred under the support provisions of the Company's license agreement with the licensor of the Company's technology; and pursuant to which the Company has the ability to utilize the licensor's research staff, laboratory supplies and infrastructure, and testing equipment on a time and materials basis. The research and development expenses incurred during the three months ended March 31, 2013 related mostly to the fabrication of various samples based on our technology for use in photovoltaic applications. The costs incurred during the three months ended March 31, 2013 would have been higher were it not for the support provisions of our license agreement, which allow the Company to avoid having to incur the additional general and administrative costs required to operate and maintain a development laboratory and full-time technical staff. These costs can be expected to increase during 2013 as qualified samples are fabricated for efficiency testing, additional equipment needed for such testing is acquired, and efficiency trials are conducted.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been subsidized partially by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s amounts due to affiliates of $99,598 at March 31, 2013. Accounts payable and accrued expenses totaled $237,192 and $167,402 at March 31, 2013 and December 31, 2012, respectively. The Company had a negative working capital position of $865,717 as of March 31, 2013 as compared to a negative working capital position of $771,068 as of December 31, 2012.

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

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013:

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

GS ENVIROSERVICES, INC.

By:	/s/	TAD SIMMONS
TAD SIMMONS
Chief Executive Officer
Date:		May 15, 2013