Form 10-Q
period 2013-06-30
GS ENVIROSERVICES, INC.
filed 2013-08-20
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d )
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

677 7th Avenue Unit 412 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)
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

As of August 14, 2013 there were 73,605,054 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2013

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS:	6/30/2013	12/31/2012
Current assets:
Cash	$6,709	$2.048
Interest receivable - affiliate	7,783	--
Total current assets	14,492	2,048

Intangible asset, net of accumulated amortization of $1,194 and $694, respectively	1,806	2,306
TOTAL ASSETS	16,298	4,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Convertible debenture, net of discount of $0 and $136,535, respectively	159,000	22,465
Accounts payable	54,685	18,243
Accrued expenses	261,861	149,159
Convertible note, net of discount of $25,278 and $0, respectively	7,222	--
Liability to be settled in stock	10,000	10,000
Liability for derivative conversion feature – convertible debenture	394,970	497,111
Liability for derivative conversion feature – convertible note	32,595	--
Due to affiliates	103,029	76,138
Total current liabilities	1,023,362	773,116

Total liabilities	1,023,362	773,116

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized,73,605,054 and 72,605,054 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	16,504	16,404
Treasury stock, 99,394,946 shares at cost	(578,008)	(578,008)
Additional paid-in capital	6,234,024	6,214,134
Note receivable – shareholder	(129,000)	(129,000)
Retained deficit	(6,550,584)	(6,292,292)
Total stockholders’ equity (deficit)	(1,007,064)	(768,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,298	$4,354

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit-	--	--	--	--

Operating expenses:
General and administrative expenses	114,088	20,932	172,325	55,199
Research and development	27,345	--	53,895	--
Total operating expenses	141,433	20,932	226,220	55,199
Operating loss	(141,433)	(20,932)	(226,220)	(55,199)

Other income (expense):
Gain on extinguishment of debt	18,000	75,000	18,000	75,000
Cost of conversion feature on convertible note	(16,625)	--	(16,625)	--
Income from change in value of conversion feature – convertible debenture	47,633	--	102,141	--
Income from change in value of conversion feature – convertible note	16,530	--	16,530	--
Amortization of debt discount	(81,044)	--	(143,758)	--
Interest income – affiliate	1,935	--	7,783	--
Interest expense	(8,390)	--	(16,144)	(5,967)
Total other income (expense), net	(21,960)	75,000	(32,072)	69,033
Income (loss) before provision for income taxes	(163,393)	54,068	(258,292)	13,834

Provision for income taxes	--	--	--	--
Net income (loss)	$(163,393)	$54,068	$(258,292)	$13,834

Income (loss) per share
Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares of common stock outstanding
Basic	73,017,142	93,929,881	72,812,236	45,767,467
Diluted	73,017,142	93,929,881	72,812,236	45,767,467

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)
AND JUNE 30, 2012 (UNAUDITED)

	6/30/2013	6/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(258,292)	$13,834
Adjustment to reconcile net income (loss) to net cash used in (provided by) operating activities:
Gain on extinguishment of debt	--	(75,000)
Amortization	144,257	--
Income from conversion features	(118,671)	--
Cost of conversion feature	16,625	--
Expenses paid directly by shareholder	19,391	--
Changes in assets and liabilities:
Interest receivable - affiliate	(7,783)	--
Accounts payable and accrued expenses	149,144	57,044
Due to affiliate	--	(21,878)
Net cash flows used in continuing operations	(55,329)	(26,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible note	32,500	--
Related party advances	7,500	--
Cash proceeds from stock issuances	19,990	26,000

Net cash provided by financing activities	59,990	26,000

Increase (decrease) in cash	4,661	--
Cash at beginning of period	2,048	--

Cash at end of period	$6,709	$--

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$--	$335,887
Bifurcation of derivative liability from convertible note	$49,125	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company is a clean energy & sustainability technology, technology project development and media company.  Our operations consist of research and development activities involving proprietary technology that we have licensed, as well as green technology acquisition and development and online news & directory publishing in the industry.  Our technology development model involves the early-stage development and intellectual property protection of our technologies with a view towards generating revenue through technology licensing of successfully developed clean energy technologies.  Our online news business involves publishing research and editorial content relevant to regional green issues, and a directory of green businesses that sell into the target market.  Content categories include technology, products, services, politics, etc.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at June 30, 2013 are 1,600,000 shares from the conversions of outstanding common stock warrants and 1,590,000,000 shares from the potential conversion of the convertible debenture (see Note 3, Convertible Debenture, below).

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

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists. As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date, and had not been issued as of June 30, 2013. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period.

The Company’s intangible asset consisted of the following:

June 30, 2013
Domain names	$3,000
Less accumulated amortization	(1,194)
Total	$1,806

Amortization expense was $250 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $500 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the three months ended June 30, 2013:

Embedded conversion liabilities as of June 30, 2013:
Level 1	$--
Level 2	--
Level 3	427,565
Total	$427,565

The following table reconciles, for the six months ended June 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	497,111
Recognition of new conversion feature at fair value	49,125
Changes in fair value during period	(118,671)
Balance at June 30, 2013	$427,565

NOTE 3	CONVERTIBLE DEBENTURE

During the year ended December 31, 2011, the Company was party to a 2009 convertible debenture (the “Exchange Debenture”) with its former chief executive officer in the original principal amount of $240,000. Interest was payable under the Exchange Debenture at 12% per annum in cash or in shares of Company common stock. The holder could convert the principal amount and accrued interest due under the Exchange Debenture into common stock at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion. The Company determined that the conversion feature of the Exchange Debenture met the criteria of Financial Accounting Standards Codification (“ASC”) 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Exchange Debenture to be an aggregate $264,827, which represented the face value of $240,000 plus the present value of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the Exchange Debenture. The difference between the fair value of the conversion feature and the present value was accreted through interest expense. Effective April 14, 2012, the Company issued 7,968,540 restricted shares of Company common stock to the holder of the 2009 convertible debenture in full satisfaction of any and all amounts due from the Company to the holder.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor purchased 91,426,406 shares of Company common stock. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at June 30, 2013.

The Factor Debenture bears interest at the rate of 20% per annum and permitted conversion into the Company’s common stock. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008. On December 15, 2012, the terms for the conversion price underlying the Factor Debenture were automatically modified due to the fact that the Factor Debenture was not fully paid on or before that date. The modified conversion price equals the lesser of (1) $0.01 per share, (2) the lowest price per share paid by any purchaser of Company securities, or (3) 50% of the lowest volume weighted average closing bid price (“VWAP”) for the Company common stock for the 90 trading days preceding conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.99% of the Company’s outstanding common shares. The Company determined that the modified conversion feature of the Factor Debenture met the criteria for recognition under ASC 815-15, Embedded Derivatives, whereby the fair value of the embedded derivative was bifurcated from the host contract. The fair value of the derivative liability was determined utilizing a probability-weighted Black-Scholes valuation model and the following assumptions: expected life – six months; volatility (669%); risk-free rate (0.9%); dividends (none). The Company estimated the probability of the lowest conversion price to be at 85% for the first alternative conversion price above, 10% for second alternative conversion price, and 5% for third alternative conversion price, and determined the initial fair value of the derivative liability to be $514,283, with $159,000 recognized as a debt discount. In the event of default that is not cured, the conversion price of the Factor Debenture would be automatically reduced to $0.0001 per share. The maturity date of the Factor Debenture is June 30, 2013 (refer to Item 3 below for further discussion). If the debenture is not fully paid by the maturity date, the conversion price would be automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. The Company and the Company’s majority shareholder, GreenSource Corporation, have granted Factor a first priority security interest in and to all of the Company’s and GreenSource’s assets, including 65,000,000 Company common shares beneficially owned by GreenSource, to secure the Company’s repayment and other obligations under the Factor Debenture and the documents executed in connection therewith. The Company and Factor entered into a forbearance agreement in December 2012 in respect of a stated event of default under the Factor Debenture, and pursuant to which the Company agreed to issue Factor 7,283,787 common shares at $0.0001 per share.  On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013. The Company recognized income of $47,633 and $102,141, respectively, from the reduction in value of the underlying conversion feature for the three and six months ended June 30, 2013. The value of the Factor Debenture at June 30, 2013 was $553,970, which represented the face value of $159,000 plus the present value of the liability for the conversion features of $394,970.

NOTE 4	CONVERTIBLE PROMISSORY NOTE

On April 29, 2013, the Company entered into a convertible promissory note (the “Note”) with Asher Enterprises (“Holder”) for $32,500 due on January 31, 2014 (“maturity date”).  The Note accrues interest of 8% per annum through the maturity date.  If the Note is not paid in full by the maturity date, the interest rate will increase to 22% per annum from the maturity date.  The Holder of the Note shall have the right, at any time during the period beginning on the date which is one hundred eighty days from the date of the Note, to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price defined as 50% of the average of the lowest three trading prices for the Common Stock during the fifteen trading day period ending on the trading day prior to the conversion date.  In the event the Company (a) makes a public announcement that it intends to consolidate or merge with any other corporation or sell or transfer all or substantially all of the assets of the Company or (b) any person, group or entity publicly announces a tender offer to purchase 50% or more of the Company’s Common Stock, then the conversion price shall be equal to the lower of the conversion price which would have been applicable for a conversion occurring on the announcement date and the conversion price that would otherwise be in effect. The conversion feature has been accounted for at fair value as a derivative in accordance with ASC 815 which requires it to be accounted for a liability. The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following assumptions: expected life – ten months; volatility (184%); risk-free rate (0.12%); dividends (none).  The debt discount of $32,500 was recorded as of the agreement date and is being amortized over the life of the agreement.  The amortization expense recorded for the three and six months ended June 30, 2013 relating to this convertible note was $7,222.

NOTE 5	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $25,000 and $50,000, respectively, in research costs due to the Licensor for the three and six months ended June 30, 2013. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

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

NOTE 6	RELATED PARTY TRANSACTIONS

On April 13, 2012, the Company’s former chairman, Kevin Kreisler, provided $26,000 in cash to the Company for working capital purposes. Effective April 16, 2012, the Company and Mr. Kreisler entered into an agreement pursuant to which Mr. Kreisler agreed to eliminate and waive his right to receive 194,118 shares of the Company’s Series A Preferred Stock (“Series A Shares”); to waive $112,500 in accrued compensation payable for services rendered as of April 16, 2012; and, to contribute 1,000,000 Series A Shares beneficially owned by Mr. Kreisler and the $26,000 provided to the Company by Mr. Kreisler on April 13, 2012 in exchange for 83,457,866 restricted Company common shares. Effective April 16, 2012, the Company and its former Controller entered into an agreement pursuant to which the controller agreed to waive all accrued compensation due from the Company in excess of $12,500, which amount shall remain due and payable by the Company.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by our former chief executive officer, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor agreed to purchase 91,426,406 shares of Company common stock in exchange for securities held in an unaffiliated entity. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (see Note 3, Convertible Debenture, above). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at December 31, 2012. On July 31, 2012, Kevin Kreisler, the then-current sole member of our Board of Directors, elected Tad Simmons, the chief executive officer and majority shareholder of GreenSource Corporation (“GreenSource”), to also serve as a member of the Board. The Board then elected Mr. Simmons to serve as the chief executive officer and chief financial officer for the Company effective as of August 17, 2012. Mr. Kreisler simultaneously submitted his resignation from the Board.

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

On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company’s former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor.  The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company’s former chief executive officer’s right to receive any and all compensation for services rendered prior to December 31, 2012.  In connection with the amended forbearance agreement, the company shall file and make effective a registration statement for 5,000,000 common shares on or before September 30, 2013 which shares shall be issued to James Sonageri c/o Sonageri & Fallon, LLC, for services rendered prior to August 17, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013.  No additional amendments have been agreed upon since that time.

NOTE 7	COMMON STOCK SUBSCRIPTIONS

During May and June 2013 the Company sold a total of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants to three unrelated individuals in a private offering.  The purchase price for each share with accompanying warrant was $0.02. The warrants are exercisable at $0.12 per common share and shall become effective six months after, and shall remain effective three years after the date of each subscription agreement.

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

During 2013, the Company plans to seek capital, management and other resources for further development of its technologies and planned future projects, with a primary goal of completing pilot-scale trials involving the Company’s technology, either alone or with a suitable early-adopter technology partner. The Company also plans to continue to develop its online media business and will seek possible acquisition targets and agreements that bring strategic assets, cash flows or management to the Company in ways that defray the Company’s financial and technology risk.

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the six months ended June 30, 2013 were $172,325 as compared to $55,199 for the corresponding period in 2012. The Company also incurred $53,895 in research and development costs during the six months ended June 30, 2013. These costs were incurred in connection with the Company’s ongoing technology development efforts.  Our net loss for the six months ended June 30, 2013 was $258,292 compared with net income of $13,834 for the six months ended June 30, 2012.

The Company’s general and administrative expenses mostly included salaries for our two executive officers and costs incurred in connection with the Company’s newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com).  Certain expenses were incurred under the support provisions of the Company’s license agreement with the licensor of the Company’s technology; and pursuant to which the Company has the ability to utilize the licensor’s research staff, laboratory supplies and infrastructure, and testing equipment on a time and materials basis.  The costs incurred during the six months ended June 30, 2013 would have been higher were it not for the support provisions of our license agreement, which allow the Company to avoid having to incur the additional general and administrative costs required to operate and maintain a development laboratory and full-time technical staff.  These costs can be expected to increase during 2013 as qualified samples are fabricated for efficiency testing, additional equipment needed for such testing is acquired, and efficiency trials are conducted.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been subsidized partially by equity-based compensation commitments as well as working capital advances received from related parties from time to time. These amounts are included in the Company’s amounts due to affiliates of $103,029 at June 30, 2013. Accounts payable and accrued expenses totaled $316,546 and $167,402 at June 30, 2013 and December 31, 2012, respectively. The Company had a negative working capital position of $1,008,870 as of June 30, 2013 as compared to a negative working capital position of $771,068 as of December 31, 2012.

The Company will not be able to implement its business plan unless it obtains capital. For our primary energy technology effort, we estimate that our ongoing research and development activities will require investments of at least $250,000 during 2013 for performance trials using existing prototypes, and as much as $1,000,000 to construct a commercial pilot prototype if we can demonstrate a photoconversion efficiency of 10% or greater. We believe that the $250,000 budget for performance trials is realistic given the research arrangement with the licensor of the Company's technologies, and since the licensor either owns or has access to all of the fabrication and testing equipment necessary to determine if we are able to achieve a photoconversion efficiency of 10% or greater. We additionally estimate that we will need a minimum of an additional $100,000 for marketing and advertising costs to support the growth and development of our newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com). The Company currently has no commitment for financing, however, the Company has entered into discussions for the completion of a possible financing during the third quarter of 2013. We are hopeful that this planned financing will be sufficient to cover at least $250,000 of the foregoing costs as well as a portion of our administrative costs and planned portal marketing and advertising costs. However, there can be no assurance that we will successfully complete this or any other financing.

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

On July 1, 2013, the Company defaulted under a convertible debenture in the principal amount of $275,000 originally issued to Viridis Capital and now owned by Factor Fund LLC.  The Company is in discussions with Factor Fund to structure a new relationship and to resolve the default.

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

(a) Unregistered sales of equity securities

During May and June 2013 the Company sold a total of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants to three unrelated individuals in a private offering.  The purchase price for each share with accompanying warrant was $0.02.  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. There was no underwriter.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2013:

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

GS ENVIROSERVICES, INC.

By:	/s/	TAD SIMMONS
TAD SIMMONS
Chief Executive Officer
Date:		August 20, 2013