Form 10-Q
period 2013-09-30
GS ENVIROSERVICES, INC.
filed 2013-12-19
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d )
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
Exact name of registrant as specified in its charter)

Delaware	20-8563731
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

411 Hackensack Ave., Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)
(201) 646-1000
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

As of November 19, 2013 there were 377,326,779 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS FOR SEPTEMBER 30, 2013

GS ENVIROSERVICES, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED)
AND DECEMBER 31, 2012

ASSETS:	9/30/2013	12/31/2012
Current assets:
Cash	$--	$2.048
Interest receivable - affiliate	9,718	--
Total current assets	9,718	2,048

Intangible asset, net of accumulated amortization of $1,194 and $694, respectively	1,556	2,306
TOTAL ASSETS	11,274	4,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Cash overdraft	8,802	--
Convertible debenture, net of discount of $0 and $136,535, respectively	159,000	22,465
Accounts payable	79,606	18,243
Accrued expenses	338,202	149,159
Convertible note, net of discount of $14,444 and $0, respectively	18,056	--
Liability to be settled in stock	10,000	10,000
Liability for derivative conversion feature – convertible debenture	559,635	497,111
Liability for derivative conversion feature – convertible note	33,415	--
Due to affiliates	25,261	76,138
Total current liabilities	1,231,977	773,116

Total liabilities	1,231,977	773,116

Stockholders’ equity (deficit):
Common stock, $.0001 par value, 10,000,000,000 shares authorized,110,926,954 and 72,605,054 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	20,236	16,404
Treasury stock, 99,394,946 shares at cost	(578,008)	(578,008)
Additional paid-in capital	6,523,511	6,214,134
Common stock subscribed	10,000	--
Note receivable – shareholder	(228,573)	(129,000)
Retained deficit	(6,967,869)	(6,292,292)
Total stockholders’ equity (deficit)	(1,220,703)	(768,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,274	$4,354

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Revenues	$100	$--	$100	$--
Cost of revenues	--	--	--	--
Gross profit-	100	--	100	--

Operating expenses:
General and administrative expenses	185,687	68,788	358,012	123,987
Research and development	26,423	--	80,318	--
Total operating expenses	212,110	68,788	438,330	123,987
Operating loss	(212,010)	(68,788)	(438,230)	(123,987)

Other income (expense):
Gain on extinguishment of debt	--	--	18,000	75,000
Cost of conversion feature on convertible note	9,638	--	(6,987)	--
Income (loss) from change in value of conversion feature – convertible debenture	(164,665)	24,833	(62,524)	24,833
Income (loss) from change in value of conversion feature – convertible note	(10,459)	--	6,071	--
Amortization of debt discount	(10,833)	--	(154,591)	--
Interest income – affiliate	1,935	--	9,718	--
Interest expense	(30,891)	--	(47,035)	(5,967)
Total other income (expense), net	(205,275)	24,833	(237,347)	96,866
Loss before provision for income taxes	(417,285)	(43,955)	(675,577)	(30,121)

Provision for income taxes	--	--	--	--
Net loss	$(417,285)	$(43,955)	$(675,577)	$(30,121)

Income (loss) per share
Basic income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding
Basic	107,843,885	87,361,300	84,617,774	63,047,194
Diluted	107,843,885	87,361,300	84,617,774	63,047,194

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)
AND SEPTEMBER 30, 2012 (UNAUDITED)

	9/30/2013	9/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(675,577)	$(30,121)
Adjustment to reconcile net income (loss) to net cash used in (provided by) operating activities:
Gain on extinguishment of debt	(18,000)	(75,000)
Amortization	155,341	--
Loss (income) from conversion features	56,453	(24,833)
Cost of conversion feature	6,987	--
Expenses paid directly by shareholder	31,450	--
Stock-based compensation	85,000	--
Interest incurred – affiliate debt exchange	22,219	--
Changes in assets and liabilities:
Interest receivable - affiliate	(9,718)	--
Bank overdraft	8,802	--
Accounts payable and accrued expenses	268,405	85,399
Net cash flows used in continuing operations	(68,638)	(44,555)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible note	32,500	(111,015)
Related party advances (repayments)	(5,900)	44,955
Proceeds from stock issuances	39,990	111,015

Net cash provided by financing activities	66,590	44,955

Increase (decrease) in cash	(2,048)	400
Cash at beginning of period	2,048	--

Cash at end of period	$--	$400

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$--	$472,595
Settlement of affiliate balance with common stock and/or warrants	98,646	26,000
Forgiveness of accrued compensation	--	112,500
Issuance of subscription note receivable for common stock and/or warrants	99,573	225,000
Repurchase of common stock with convertible debentures/derivate	--	338,008

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at September 30, 2013 are 41,743,800 shares from the conversions of outstanding common stock warrants, 1,590,000,000 shares (based on conversion price at September 30, 2013) from conversion of the convertible debenture (see Note 3, Convertible Debenture, below), and 1,625,000 shares (based on conversion price at September 30, 2013) from conversions of the convertible promissory note issued on April 29, 2013 (see Note 4, Convertible Promissory Note, below).

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

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2	CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists. As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date, and had not been issued as of September 30, 2013. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period.

The Company’s intangible asset consisted of the following:

September 30, 2013

Domain names	$3,000
Less accumulated amortization	(1,444)
Total	$1,556

Amortization expense was $250 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $750 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative liabilities, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the three months ended September 30, 2013:

Embedded conversion liabilities as of September 30, 2013:
Level 1	$--
Level 2	--
Level 3	593,050
Total	$593,050

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2	CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

The following table reconciles, for the nine months ended September 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	497,111
Recognition of new conversion feature at fair value	39,486
Changes in fair value during period	56,453
Balance at September 30, 2013	$593,050

NOTE 3	CONVERTIBLE DEBENTURE

During the year ended December 31, 2011, the Company was party to a 2009 convertible debenture (the “Exchange Debenture”) with a former chief executive officer in the original principal amount of $240,000. Interest was payable under the Exchange Debenture at 12% per annum in cash or in shares of Company common stock. The holder could convert the principal amount and accrued interest due under the Exchange Debenture into common stock at a conversion price equal to 90% of the lowest closing market price during the 20 trading days preceding conversion. The Company determined that the conversion feature of the Exchange Debenture met the criteria of Financial Accounting Standards Codification (“ASC”) 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Exchange Debenture to be an aggregate $264,827, which represented the face value of $240,000 plus the present value of the liability for the conversion features of $24,827. The Company recorded the $24,827 to interest expense at the commitment dates of the Exchange Debenture. The difference between the fair value of the conversion feature and the present value was accreted through interest expense. Effective April 14, 2012, the Company issued 7,968,540 restricted shares of Company common stock to the holder of the 2009 convertible debenture in full satisfaction of any and all amounts due from the Company to the holder.

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by the individual who was our chief executive officer at that time, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor purchased 91,426,406 shares of Company common stock. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). Factor was 100% owned by Viridis at the time of this transaction but was beneficially owned by an unaffiliated third party at September 30, 2013.

The Factor Debenture bears interest at the rate of 20% per annum and permitted conversion into the Company’s common stock. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008. On December 15, 2012, the terms for the conversion price underlying the Factor Debenture were automatically modified due to the fact that the Factor Debenture was not fully paid on or before that date. The modified conversion price equals the lesser of (1) $0.01 per share, (2) the lowest price per share paid by any purchaser of Company securities, or (3) 50% of the lowest volume weighted average closing bid price (“VWAP”) for the Company common stock for the 90 trading days preceding conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.99% of the Company’s outstanding common shares. The Company determined that the modified conversion feature of the Factor Debenture met the criteria for recognition under ASC 815-15, Embedded Derivatives, whereby the fair value of the embedded derivative was bifurcated from the host contract. The fair value of the derivative liability was determined utilizing a probability-weighted Black-Scholes valuation model and the following assumptions: expected life – six months; volatility (669%); risk-free rate (0.9%); dividends (none). The Company estimated the probability of the lowest conversion price to be at 85% for the first alternative conversion price above, 10% for second alternative conversion price, and 5% for third alternative conversion price, and determined the initial fair value of the derivative liability to be $514,283, with $159,000 recognized as a debt discount. In the event of default that is not cured, the conversion price of the Factor Debenture would be automatically reduced to $0.0001 per share. The maturity date of the Factor Debenture was June 30, 2013 (refer to Item 3 below for further discussion). If the debenture is not fully paid by the maturity date, the conversion price would be automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. The Company and the Company’s majority shareholder, GreenSource Corporation, have granted Factor a first priority security interest in and to all of the Company’s and GreenSource’s assets, including 65,000,000 Company common shares beneficially owned by GreenSource, to secure the Company’s repayment and other obligations under the Factor Debenture and the documents executed in connection therewith. The Company and Factor entered into a forbearance agreement in December 2012 in respect of a stated event of default under the Factor Debenture, and pursuant to which the Company agreed to issue Factor 7,283,787 common shares at $0.0001 per share.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3	CONVERTIBLE DEBENTURE (continued)

On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013 amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013.

Under the terms of the Factor Debenture, since the debenture was not fully paid by the maturity date, the conversion price was automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. On September 9, 2013 Factor declared the Company in default under the terms of the Factor Debenture.  The Company recognized a loss of $164,665 and $62,524, respectively, from the increase in value of the underlying conversion feature for the three and nine months ended September 30, 2013. The increase in value was derived through an estimate of the probability that the Factor Debenture may be converted at par value, pursuant to the terms of the Factor Debenture, and was capped at an estimated maximum valuation based on the then current market capitalization assuming an estimated value per common share of $0.005.

The value of the Factor Debenture at September 30, 2013 was $718,635, which represented the face value of $159,000 plus the present value of the liability for the conversion features of $559,635.

On October 29, 2013 the Company, Factor and GreenSource Corporation entered into a forbearance agreement pursuant to which Factor converted $25,000 of accrued interest into 250,000,000 shares of common stock. In connection with the October 2013 forbearance agreement, the Company’s board of directors resigned and were replaced by a nominee of Factor, who also now serves as the sole officer of the Company.

NOTE 4	CONVERTIBLE PROMISSORY NOTE

On April 29, 2013, the Company entered into a convertible promissory note (the “Note”) with Asher Enterprises (“Holder”) for $32,500 due on January 31, 2014 (“maturity date”).  The Note accrues interest of 8% per annum through the maturity date.  If the Note is not paid in full by the maturity date, the interest rate will increase to 22% per annum from the maturity date.  The Holder of the Note shall have the right, at any time during the period beginning on the date which is one hundred eighty days from the date of the Note, to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock at a conversion price defined as 50% of the average of the lowest three trading prices for the Common Stock during the fifteen trading day period ending on the trading day prior to the conversion date.  In the event the Company (a) makes a public announcement that it intends to consolidate or merge with any other corporation or sell or transfer all or substantially all of the assets of the Company or (b) any person, group or entity publicly announces a tender offer to purchase 50% or more of the Company’s Common Stock, then the conversion price shall be equal to the lower of the conversion price which would have been applicable for a conversion occurring on the announcement date and the conversion price that would otherwise be in effect. The conversion feature has been accounted for at fair value as a derivative in accordance with ASC 815 which requires it to be accounted for a liability. The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following assumptions: expected life – ten months; volatility (184%); risk-free rate (0.12%); dividends (none).  The debt discount of $32,500 was recorded as of the agreement date and is being amortized over the life of the agreement.  The amortization expense recorded for the three and nine months ended September 30, 2013 relating to this convertible note was $10,834 and $18,056, respectively.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $25,000 and $75,000, respectively, in research costs due to the Licensor for the three and nine months ended September 30, 2013. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists. As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period. As a part of this transaction, the Company entered into a consulting agreement with the former owner of the websites acquired. The agreement is for $2,000 per month, has no set term and may be cancelled by either party with three weeks’ notice.  The consulting agreement was cancelled by the Company in August 2013.

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

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS (continued)

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

On August 12, 2013 the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  The shares were valued at $.005 per share (a total of $55,000) which was determined to be the fair value of the common stock on that date.

On September 6, 2013 the Company sold 19,821,900 shares of common stock to GreenSource Corporation, which was its majority shareholder at that time. The shares were issued in satisfaction of $198,219 owed by the Company to GreenSource Corporation.

On October 29, 2013 the Company and Factor entered into a letter agreement pursuant to which Factor agreed to forbear from exercising its rights arising as a result of continuing defaults under the prior agreements.  Pursuant to the forbearance agreement, Factor converted $25,000 of accrued interest into 250,000,000 shares of common stock. In addition, the Company’s board of directors resigned and were replaced by Jeff Hickman, a nominee of Factor, who also now serves as the sole officer of the Company.

NOTE 7	COMMON STOCK ISSUANCES

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

In July 2013, the Company received a subscription for 500,000 shares of common stock and 500,000 common stock purchase warrants from an individual.  The proceeds of this subscription of $10,000 have been classified as common stock subscribed as of September 30, 2013, as the shares have not yet been issued.

During August 2013 the Company sold a total of 500,000 shares of common stock and 500,000 common stock purchase warrants to one individual in a private offering.  The purchase price for each share with accompanying warrant was $0.02, i.e. a total purchase price of $10,000. The warrants are exercisable at $0.12 per common share and shall become effective six months after, and shall remain effective three years after the date of each subscription agreement.

On August 12, 2013 the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  The shares were valued at $.005 per share (a total of $55,000) which the Board estimated to be the fair value of the common stock on that date.

On September 6, 2013, under certain subscription and exchange agreements between the Company, GreenSource Corporation, and third party subscribers, the Company sold 19,821,900 units at $0.01 per unit, with each unit consisting of one share of common stock and one each of Series A and Series B warrants. The Series A warrants may be exercised by the third party subscribers at $0.02 per share for three years from date of issuance, and the Series B warrants may be exercised by the third party subscribers at $0.04 per share for the three years from date of issuance. GreenSource Corporation was the Company’s majority shareholder at that time. The shares and warrants were issued in satisfaction of $98,646 owed by the Company to GreenSource Corporation, with the remaining subscription proceeds receivable of $99,573 added to the Note Receivable-Shareholder due from GreenSource Corporation.

On September 6, 2013 the Company issued a total of 6,000,000 shares of common stock to three individuals who were serving as advisors to the board of directors.  The shares were valued at $.005 per share (a total of $30,000) which the Board estimated to be the fair value of the common stock on that date.

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

RESULTS OF OPERATIONS

General and administrative (“G&A”) expenses for the nine months ended September 30, 2013 were $358,012 as compared to $123,987 for the corresponding period in 2012. The Company also incurred $80,318 in research and development costs during the nine months ended September 30, 2013. These costs were incurred in connection with the Company’s ongoing technology development efforts.  Our net loss for the nine months ended September 30, 2013 was $675,577 compared with net loss of $30,121 for the nine months ended September 30, 2012.

The Company’s general and administrative expenses mostly included salaries for our two executive officers and costs incurred in connection with the Company’s newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com).  Certain expenses were incurred under the support provisions of the Company’s license agreement with the licensor of the Company’s technology; and pursuant to which the Company has the ability to utilize the licensor’s research staff, laboratory supplies and infrastructure, and testing equipment on a time and materials basis.  The costs incurred during the nine months ended September 30, 2013 would have been higher were it not for the support provisions of our license agreement, which allow the Company to avoid having to incur the additional general and administrative costs required to operate and maintain a development laboratory and full-time technical staff.  These costs can be expected to increase during 2013 as qualified samples are fabricated for efficiency testing, additional equipment needed for such testing is acquired, and efficiency trials are conducted.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have been subsidized partially by equity-based compensation commitments as well as working capital advances received from related parties from time to time. Accounts payable and accrued expenses totaled $417,808 and $167,402 at September 30, 2013 and December 31, 2012, respectively. The Company had a negative working capital position of $1,222,259 as of September 30, 2013 as compared to a negative working capital position of $771,068 as of December 31, 2012.

The Company will not be able to implement its business plan unless it obtains capital. For our primary energy technology effort, we estimate that our ongoing research and development activities will require investments of at least $250,000 during 2013 for performance trials using existing prototypes, and as much as $1,000,000 to construct a commercial pilot prototype if we can demonstrate a photoconversion efficiency of 10% or greater. We believe that the $250,000 budget for performance trials is realistic given the research arrangement with the licensor of the Company's technologies, and since the licensor either owns or has access to all of the fabrication and testing equipment necessary to determine if we are able to achieve a photoconversion efficiency of 10% or greater. We additionally estimate that we will need a minimum of an additional $100,000 for marketing and advertising costs to support the growth and development of our newly-acquired sustainability news and information portal (www.sandiegolovesgreen.com). The Company currently has no commitment for financing.

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

During August 2013 the Company sold 500,000 shares of common stock and 500,000 common stock purchase warrants to one individual in a private offering.  The purchase price for each share with accompanying warrant was $0.02.  The shares were sold to an individual who is an accredited investor and was purchasing for his own account.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. There was no underwriter.

On August 12, 2013 the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  The shares were valued at $.005 per share (a total of $55,000) which was determined to be the fair value of the common stock on that date.

On September 6, 2013 the Company sold 19,821,900 shares of common stock (with warrants) to GreenSource Corporation, which was its majority shareholder at that time. The shares were sold under subscription and exchange agreements at $0.01 per unit, with $98,646 offset against amounts due to GreenSource Corporation and the balance of $99,573 added to Notes Receivable – Shareholder.

On September 6, 2013 the Company issued a total of 6,000,000 shares of common stock to three individuals who were serving as advisors to the board of directors.  The shares were valued at $.005 per share (a total of $30,000) which was determined to be the fair value of the common stock on that date.

In each of the foregoing transactions, the shares were issued to individuals who were accredited investors and were acquiring the shares for their own accounts.  The offerings, therefore, were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. There was no underwriter.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2013:

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

GS ENVIROSERVICES, INC.

By:	/s/	JEFFREY HICKMAN
JEFFREY HICKMAN
Chief Executive Officer, Chief Financial and Accounting Officer

Date:		December 19, 2013