Form 10-K
period 2013-12-31
GS ENVIROSERVICES, INC.
filed 2014-09-10
CIK 1163966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
 (Exact name of registrant as specified in its charter)

Delaware		20-8563731
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

898 N. Sepulveda Blvd., Suite 400, El Segundo, CA	90245
(Address of principal executive offices)	(Zip Code)

424-341-2522
(Registrant’s telephone number)

411 Hackensack Avenue, Hackensack, NJ 07601
Former Address, if Changed Since Last Report

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
	Yes	No	X

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

As of June 30, 2013 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $2,884,356.

As of September 9, 2014, there were 370,722,572 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

BASIS OF PRESENTATION

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “GSEN,” or the “Company” refer to GS EnviroServices, Inc.

FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A, Risk Factors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1	BUSINESS

GS EnviroServices, Inc. (“we”, “our”, “us”, “GSEN”, or the “Company”) is a clean energy technology development company. Our operations consist of research and development activities involving proprietary technology that we have licensed from FLUX Photon Corporation (“FPC”). Our technology development model involves the development and protection of our technologies with a view towards generating revenue through licensing of successful technologies.

Our research and development activities primarily involve novel nanomaterials for use in renewable energy production applications, including catalytic reduction of carbon dioxide and the conversion of light into electricity. In the former application, our technologies is intended to emulate photosynthesis to convert the energy in sunlight along with water and carbon dioxide into stored energy in the form of methane or synthesis gas. In the latter application, our technologies are intended to convert the energy in sunlight into electricity.

Early-stage prototype devices based on our technologies have successfully demonstrated low conversion efficiencies in prior bench testing. We are focused on the further development of our nanomaterials to increase conversion efficiencies, and achieved a targeted milestone of 3% light-to-electricity conversion efficiency during 2013. Our development activities are conducted under our license with FPC, which allows us to use FPC’s laboratory and research staff on a cost-sharing basis.

We intend to commence fabrication of a commercial prototype based on our technologies after demonstrating a bench-scale light-to-electricity conversion efficiency of 5%. We believe that a device operating at this efficiency will be commercially viable. In addition to our research and development activities, we are focused on protecting and expanding our intellectual properties. We intend to do so through patent filings and the licensing or acquisition of strategically-compatible technologies that we believe compliment our existing and anticipated development efforts.

EMPLOYEES

The Company has one employee. In addition to its officer, the Company utilizes the services of consultants and FPC’s staff to conserve costs and defray risk as it executes on its technology development plans. There is no union representation for any of our employees.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. Our ability to continue in business will depend on our success in obtaining financing and our success in developing revenue sources.

ITEM 1A	RISK FACTORS

You should carefully consider these risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

There is substantial doubt concerning our ability to continue as a going concern.

The Company had a loss from continuing operations of $995,245 during the year ended December 31, 2013, and had $0 in cash at December 31, 2013. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

As of December 31, 2013, our total debt and accrued interest was $290,621, all of which is now due and payable. We are currently in negotiations with our principal creditor regarding the outstanding debt.  Our level of debt could have significant consequences to our shareholders, including the following:

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

11235 Factor Fund LLC can exert control over us and may not make decisions that further the best interests of all stockholders.

11235 Factor Fund LLC controls 68.2% of our outstanding capital stock. As a result, Factor exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

The common stock of the Company is quoted on the OTC Pink market. It is impossible to say that the market price on any given day reflects the fair value of the Company, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in the Company who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the “OTC Pink”. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Stock Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Stock Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	DESCRIPTION OF PROPERTIES

During the year ended December 31, 2013, the Company maintained administrative offices for no charge at 898 N. Sepulveda Blvd., Suite 400, El Segundo, California 90245, and office and laboratory space for no charge at FLUX Photon Corporation’s laboratory located at 3465 Market Street, Philadelphia, Pennsylvania 19104. We paid $2,400 in rent during 2013 for a prior office.

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GS EnviroServices’ Common Stock is currently listed for trading on the “OTC Pink” under the symbol "GSEN". The following table sets forth, for the periods indicated, the range of high and low bid quotations for GS EnviroServices’ Common Stock as reported on either the OTCBB, the OTCQB or the OTC Pink. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2012 First Quarter	0.032	0.001
2012 Second Quarter	0.033	0.002
2012 Third Quarter	0.045	0.004
2012 Fourth Quarter	0.049	0.020

2013 First Quarter	0.040	0.033
2013 Second Quarter	0.040	0.035
2013 Third Quarter	0.060	0.035
2013 Fourth Quarter	0.044	0.025

Title of Class	Approximate Number of Holders of Record as of August 28, 2014
Common Stock, $0.0001 par		248

The number of holders does give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

None.

SALE OF UNREGISTERED SECURITIES

The Company did not effect any unregistered sale of equity securities during the 4th quarter of 2013.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2013.

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

GS EnviroServices, Inc. (“we”, “our”, “us”, “GSEN”, or the “Company”) is a clean energy technology development company. Our operations consist of research and development activities involving proprietary technology that we have licensed from FLUX Photon Corporation (“FPC”). Our technology development model involves the development and protection of our technologies with a view towards generating revenue through licensing of successful technologies.

Our research and development activities primarily involve novel nanomaterials for use in renewable energy production applications, including catalytic reduction of carbon dioxide and the conversion of light into electricity. In the former application, our technologies is intended to emulate photosynthesis to convert the energy in sunlight along with water and carbon dioxide into stored energy in the form of methane or synthesis gas. In the latter application, our technologies are intended to convert the energy in sunlight into electricity.

Early-stage prototype devices based on our technologies have successfully demonstrated low conversion efficiencies in prior bench testing. We are focused on the further development of our nanomaterials to increase conversion efficiencies, and achieved a targeted milestone of 3% light-to-electricity conversion efficiency during 2013. Our development activities are conducted under our license with FPC, which allows us to use FPC’s laboratory and research staff on a cost-sharing basis.

We intend to commence fabrication of a commercial prototype based on our technologies after demonstrating a bench-scale light-to-electricity conversion efficiency of 5%. We believe that a device operating at this efficiency will be commercially viable. In addition to our research and development activities, we are focused on protecting and expanding our intellectual properties. We intend to do so through patent filings and the licensing or acquisition of strategically-compatible technologies that we believe compliment our existing and anticipated development efforts

During 2014, the Company plans to seek capital, management and other resources for further development of its technologies, with a primary goal of completing pilot-scale trials involving the Company’s technologies, either alone or with a suitable early-adopter technology partner. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that defray the Company’s financial and technology risk.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements included herein have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America. This requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period.. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company’s future operational plans. In our preparation of the accompanying consolidated financial statements for the year ended December 31 2013, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were: our determination, described in Note 10 to the financial statements, to record a 100% allowance for our deferred tax assets (the determination to record the allowance with respect to our deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years); and, our determination, described in Note 7 to the financial statements, of the fair value of the derivative embedded in our outstanding convertible debenture (the determination was primarily based on our estimate of the volatility of our common stock, which is highly variable).

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

General and administrative expenses for continuing operations for the year ended December 31, 2013 were $888,056 as compared to $188,426 for the prior year. The amount incurred for 2013 included $736,444 in general and administrative expenses and $124,811 in consulting fees. The increase in general and administrative expense was due in large part to stock-based compensation which totaled $569,000 in 2013. In addition, research and development expenses related to the Company’s ongoing technology development efforts totaled $22,500 in 2012 and $100,000 in 2013, primarily related to development activities under the license agreement with FLUX Photon Corporation.

Total other expense for the years ended December 31, 2013 and 2012 was $1,321,101 and $240,733, respectively.  Included in the year ended December 31, 2013 was $174,785 of amortization of debt discount, $325,690 of impaired loans and $796,524 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company. During the year ended December 31, 2012, the non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company were $275,103. The Company’s net loss for the year ended December 31, 2013 and 2012 was $2,316,346 and $468,844 respectively.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional costs for the conversion features of $772,765 for the year ended December 31, 2013 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2013, the Company produced about $97,000 in net cash from financing activities and used net cash of about $99,000 in its operating activities. The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as convertible debt and equity financing. The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in obtaining financing and our success in developing revenue sources.

Off Balance Sheet Arrangements

None.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS EnviroServices, Inc.

We have audited the accompanying balance sheets of GS EnviroServices, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period December 31, 2013. GS EnviroServices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GS EnviroServices, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss from continuing operations, has an accumulated deficit and negative cash flow from continuing operations as of December 31, 2013. The conditions raises doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
September 9, 2014

GS ENVIROSERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2013

	12/31/2013	12/31/2012
ASSETS

Current Assets:
Cash	$-	$2,048
Total current assets	-	2,048

Other Assets:
Intangible asset – net of accumulated amortization of $1,000 and $694, respectively	-	2,306
Total other assets	-	4,354

TOTAL ASSETS	-	4,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Cash overdraft	488	-
Convertible debenture-affiliate, net of discount of $0 and $136,535, respectively	189,000	22,465
Accounts payable	82,511	18,243
Accrued expenses	367,967	149,159
Convertible note	36,750	-
Liabilities to be settled in stock	10,000	10,000
Liability for derivative conversion feature – convertible debenture-affiliate	1,256,706	497,111
Liability for derivative conversion feature – convertible note	28,664	-
Due to affiliates	25,792	76,138
Total current liabilities	1,997,878	773,116

Total Liabilities	1,997,878	773,116

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 370,722,572 shares issued and outstanding as of December 31, 2013 and 72,605,054 shares issued and outstanding as of December 31, 2012	46,166	16,404
Treasury stock, 99,394,946 shares, at cost	(578,008)	(578,008)
Common stock subscribed	18,950	-
Additional paid in capital	7,123,652	6,214,134
Note receivable - shareholder	-	(129,000)
Accumulated deficit	(8,608,638)	(6,292,292)
Total stockholders’ equity (deficit)	(1,997,878)	(768,762)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$4,354

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended
	12/31/2013	12/31/2012

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative	888,056	188,426
Research and development	105,883	29,725
Impairment of intangible assets	1,306	10,000
Total operating expenses	995,245	228,151

Income (loss) from operations	(995,245)	(228,151)

Other Income (Expense):
Impairment of loans receivable	(324,690)	-
Finance costs	(22,000)	-
Gain on extinguishment of debt	18,000	78,378
Cost of conversion feature on convertible note	(23,759)	(317,556)
Income (loss) from change in value of conversion feature – convertible debenture	(759,595)	42,453
Income (loss) from change in value of conversion feature – convertible note	(13,170)	-
Amortization of debt discount	(169,035)	(22,465)
Interest income - affiliate	11,679	-
Interest expense	(64,871)	(21,543)
Total other income (expense), net	(1,321,101)	(240,733)

Loss before provision for income taxes	(2,316,346)	(468,884)

(Provision for)/benefit from income taxes	-	-
Net income (loss)	(2,316,346)	(468,884)

Weighted average common shares outstanding, basic and diluted	129,417,464	63,090,442

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$(0.02)	$(0.01)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Treasury Stock		Note Receivable Shareholder	Common Stock		Common Stock Subscribed
	Shares	Amount	Amount	Shares	Amount	Amount
Balance at 12/31/11	7,968,540	$(240,000)	$-	7,605,054	$761	$-
Common shares issued to settle debenture and accrued expenses	-	-	-	7,968,540	797	-
Exchange of Series A shares for cash and common shares	-	-	-	83,457,866	8,346	-
Debt forgiveness – related party	-	-	-	-	-	-
Repurchase of common shares	91,426,406	(338,008)	-	(91,426,406)	-	-
Sale of common shares under note receivable	-	-	(250,000)	65,000,000	6,500	-
Payments received on note receivable-shareholder	-	-	121,000	-	-	-
Net loss	-	-	-	-	-	-
Balance at 12/31/12	99,394,946	$(578,008)	$(129,000)	72,605,054	$16,404	$-
Common shares issued for cash, net of issuance costs of $70	-	-	-	1,875,000	188	-
Common shares issued in exchange for loans from affiliate	-	-	-	28,642,518	2,814	-
Shares issued for conversion of note	-	-	-	600,000	60	-
Shares issued on conversion of accrued interest upon default	-	-	-	250,000,000	25,000	-
Shares issued to board members for services	-	-	-	17,000,000	1,700	-
Effect of conversion on derivative liability	-	-	-	-	-	-
Common stock subscribed						18,950
Impairment of note receivable - shareholder	-	-	129,000	-	-	-
Net loss	-	-	-	-	-	-
Balance at 12/31/13	99,394,946	$(578,008)	$-	370,722,572	$46,166	$18,950

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/11	$5,367,885	$(5,823,408)	$(694,762)

Common shares issued to settle debenture and accrued expenses	472,595	-	473,392
Exchange of Series A shares for cash and common shares	17,654	-	26,000
Debt forgiveness – related party	112,500	-	112,500
Repurchase of common shares	-	-	(338,008)
Sale of common shares under note receivable	243,500	-	-
Payments received on note receivable-shareholder	-		121,000
Net loss	-	(468,884)	(468,884)
Balance at 12/31/12	$6,214,134	$(6,292,292)	$(768,762)

Common shares issued for cash, net of issuance costs of $70	37,242	-	37,430
Common shares issued in exchange for loans from affiliate	278,611	-	281,425
Shares issued for conversion of note	11,940	-	12,000
Shares issued on conversion of accrued interest upon default	-	-	25,000
Shares issued to board members for services	567,300	-	569,000
Effect of conversion on derivative liability	14,425	-	14,425
Common stock subscribed	-	-	18,950
Impairment of note receivable - shareholder	-	-	129,000
Net loss	-	(2,316,346)	(2,316,346)
Balance at 12/31/13	$7,123,652	$(8,608,638)	$(1,997,878)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Year Ended
	12/31/2012	12/31/2011
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(2,316,346)	$(468,884)
Adjustments to net (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(18,000)	(78,378)
Finance costs – Asher convertible note	22,000	-
Legal costs accreted to convertible debenture	30,000	-
Loss (income) from conversion features	746,425	(42,453)
Cost of conversion feature	23,759	317,556
Stock based compensation	569,000	-
Impairment of intangible assets	1,306	10,000
Impairment of receivables	324,690	-
Amortization of debt discount	170,035	23,159
Direct payment of operating expenses by affiliates	21,989	81,687
Changes in operating assets and liabilities:
Bank overdraft	488	-
Accounts payable & accrued expenses	326,076	148,961
Net cash flows (used in) operating activities	$(98,578)	$(8,352)

CASH FLOW FROM INVESTING ACTIVITIES
Cash outlay for intangible assets	-	(3,000)
Net cash provided by investing activities	$-	$(3,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible note	26,750	-
Proceeds from common stock subscriptions / subscribed	56,380	-
Advances from affiliates	13,400	8,400
Cash payments on convertible debentures	-	(116,000)
Cash payments on subscription receivable	-	121,000
Net cash provided by financing activities	96,530	13,400

Net increase (decrease) in cash	(2,048)	2,048
Cash at beginning of period	2,048	-
Cash at end of period	$-	$2,048

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion into common stock of accrued interest upon debt default	$25,000	$-
Conversion into common stock of debenture / derivative liability	$26,425	$-
Shares issued for subscriptions in exchange for affiliate loans	$281,425	$-
Forgiveness of related party debt	$-	$472,595
Settlement of affiliate balance with common stock	$-	$26,000
Forgiveness of accrued compensation	$-	$112,500
Issuance of subscription note receivable for common stock	$-	$250,000
Conversion into common stock of convertible debentures/derivative	$-	$338,008
Bifurcation of derivative liability from convertible debenture	$32,500	$514,283

The notes to the Consolidated Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GS EnviroServices, Inc. (“we,” “our,” “us,” “GSEN,” or the “Company”) is a clean energy technology and sustainable project development company. Our operations consist of research and development activities involving proprietary technology that we have licensed. Our technology development model involves the early-stage development and intellectual property protection of our technologies with a view towards generating revenue through technology licensing of successfully developed clean energy technologies.

NOTE 2	GOING CONCERN

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

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists.  As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date, and had not been issued as of December 31, 2012. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and were being amortized over that period.

As of December 31, 2013, the Company’s intangible asset consisted of the following:

Domain names	$3,000
Less accumulated amortization	(1,694)
Less impairment of domain name intangible	(1,306)
Total	$--

Amortization expense for the year ended December 31, 2013 based on an estimated life of three years was $1,000. On December 31, 2013, it was determined that the intangible assets were impaired based upon undiscounted future net cash flows, resulting in the reduction of the domain assets to $0 by one time impairment expense of $1,306.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of December 31, 2013 and 2012 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

FAIR VALUE MEASUREMENTS

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the year ended December 31, 2013:

Embedded conversion liabilities as of December 31, 2013:
Level 1	$--
Level 2	--
Level 3	1,285,370
Total	$1,285,370

The following table reconciles, for the years ended December 31, 2012 and 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at December 31, 2011	$--
Present value of beneficial conversion feature of new debentures	514,283
Reduction in fair value due to principal conversions	--
Gain on extinguishment of conversion feature	(17,172)
Gain on extinguishment of conversion feature – related party	--
Accretion adjustment to fair value conversion feature	--
Balance of embedded conversion liability at December 31, 2012	497,111
Present value of beneficial conversion feature of new debentures	56,259
Adjustments to fair value of conversion feature	746,425
Reduction in fair value due to principal conversions	(14,425)
Balance at December 31, 2013	$1,285,370

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the conversion liability which is added to the principal of the debenture. The Company also recognizes interest expense for accretion of the conversion liability to fair value over the term of the note. The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company’s valuation measurements as noted above are Level 3 measurements. The unobservable inputs used by the Company included inputs to a Black-Scholes pricing model (estimated volatility, expected lives of conversion features), and an estimated valuation of the fully-diluted common stock per share (see Note 7, Convertible Debenture). These estimates of the common stock value are based on numerous factors, including the average closing price and the standard deviation of the closing price. Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimated valuation of a fully-diluted common share (see Note 7, Convertible Debenture). A significant increase (decrease) in the Company’s estimated valuation of the common stock would result in a higher (lower) fair value measurement.

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at December 31, 2013 are 28,142,518 shares from the conversions of outstanding common stock warrants, 1,590,000,000 shares (based on conversion price at December 31, 2013) from conversion of the convertible debenture (see Note 7, Convertible Debenture, below), and 2,558,824 shares (based on conversion price at December 31, 2013) from conversions of the convertible promissory note issued on April 29, 2013 (see Note 8, Convertible Promissory Note, below).

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the years ended December 31, 2013 and 2012, the Company recorded amortization of the note discounts in the amount of $169,035 and $22,465, respectively. Also, during the year ended December 31, 2013, the Company recorded amortization of deferred financing charges of $5,750.

NOTE 4	STOCKHOLDERS’ EQUITY

During May and June 2013, the Company sold a total of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants to three unrelated individuals in a private offering.  The purchase price for each share with accompanying warrant was $0.02. The warrants are exercisable at $0.12 per common share and shall become effective six months after the date of the relevant subscription agreement, and shall remain effective three years thereafter.

During August 2013, the Company sold a total of 500,000 shares of common stock and 500,000 common stock purchase warrants to one individual in a private offering.  The purchase price for each share with accompanying warrant was $0.02, corresponding to a total purchase price of $10,000. The warrants are exercisable at $0.12 per common share and have a term of three years.

On August 12, 2013, the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  A total of 10,000,000 shares were valued at $0.033 per share (a total of $330,000) based on the grant date fair value of the common stock in January 2013, and 1,000,000 shares were valued at $0.041 per share (a total of $41,000) based on the grant date fair value of the common stock in August 2013.

On September 6, 2013, under certain subscription and exchange agreements between the Company, GreenSource Corporation (the Company’s former majority shareholder) and third party subscribers, the Company sold 19,821,900 units at $0.01 per unit, with each unit consisting of one share of common stock and one each of Series A and Series B warrants. The Series A warrants may be exercised by the third party subscribers at $0.02 per share for three years from date of issuance, and the Series B warrants may be exercised by the third party subscribers at $0.04 per share for the three years from date of issuance. The shares and warrants were issued in satisfaction of $98,646 owed by the Company to GreenSource Corporation (including interest of $22,219), with the remaining subscription proceeds of $99,573 added to the Note Receivable due from GreenSource Corporation.

On September 6, 2013 the Company issued a total of 6,000,000 shares of common stock to three individuals who were serving as advisors to the board of directors.  The shares were valued at $0.033 per share (a total of $198,000) based on the grant date fair value of the common stock in January 2013.

During October 2013, the Company sold a total of 375,000 shares of common stock and 375,000 common stock purchase warrants in a private offering.  The purchase price for each share with accompanying warrant was $0.02, corresponding to a total purchase price of $7,500. The warrants are exercisable at $0.12 per common share and have a term of three years.

Also in October 2013, the Company issued 250,000,000 shares of common stock upon conversion of $25,000 in accrued interest from a convertible debenture (see Note 5).

On October 22, 2013, under certain subscription and exchange agreements between the Company, GreenSource Corporation (the Company’s former majority shareholder) and third party subscribers, the Company sold 8,320,618 units at $0.01 per unit, with each unit consisting of one share of common stock and one each of Series A and Series B warrants. The Series A warrants may be exercised by the third party subscribers at $0.02 per share for three years from date of issuance, and the Series B warrants may be exercised by the third party subscribers at $0.04 per share for the three years from date of issuance. The shares and warrants were issued in satisfaction of $6,769 owed by the Company to GreenSource Corporation (all accrued interest), with the remaining subscription proceeds of $76,438 added to the Note Receivable due from GreenSource Corporation.

In December 2013, the Company issued 600,000 shares of common stock upon conversion of $12,000 in principal of a convertible note (see Note 8).

In August 2013, the Company received $18,950 towards subscriptions for 950,000 shares of common stock and 950,000 common stock purchase warrants from certain individuals.  The proceeds are classified as common stock subscribed as of December 31, 2013, as the shares had not yet been issued as of that date.

In 2013, the Company determined a $129,000 note receivable from a (now former) shareholder was impaired, therefore this balance was written off in 2013.

NOTE 5	RELATED PARTY TRANSACTIONS

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

On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company’s former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor.  The April 14, 2013, amended forbearance agreement also provided for the forfeiture and waiver of the Company’s former chief executive officer’s right to receive any and all compensation for services rendered prior to December 31, 2012.  In connection with the amended forbearance agreement, the company agreed to file and make effective a registration statement for 5,000,000 common shares on or before September 30, 2013 which shares shall be issued to James Sonageri c/o Sonageri & Fallon, LLC, for services rendered prior to August 17, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013.

On August 12, 2013 the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  A total of 10,000,000 shares were valued at $0.033 per share (a total of $330,000) based on the grant date fair value of the common stock in January 2013, and 1,000,000 shares were valued at $0.041 per share (a total of $41,000) based on the grant date fair value of the common stock in August 2013.

During 2013, the Company sold 28,642,518 shares of common stock under subscription and exchange agreements with GreenSource Corporation, which was its majority shareholder when the shares were issued (see Note 4).

On October 29, 2013 the Company and Factor entered into a letter agreement pursuant to which Factor agreed to forbear from exercising its rights arising as a result of continuing defaults under the prior agreements.  Pursuant to the forbearance agreement, Factor converted $25,000 of accrued interest into 250,000,000 shares of common stock. In addition, the members of the Company’s board of directors resigned and were replaced by Jeff Hickman, a nominee of Factor, who also now serves as the sole officer of the Company.

NOTE 6	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2013 and 2012:

	2013	2012
Current portion of convertible debenture:
Current portion of convertible debenture to 11235 Factor Fund	$189,000	$22,465
Total current portion of convertible debenture	189,000	22,465

Current portion of convertible promissory note:
Convertible promissory note to Asher Enterprises	36,750	--
Total current portion of convertible promissory note	$36,750	$--

A total of $189,000 in principal from the convertible debenture noted above is convertible into the common stock of the Company (see Note 7, Convertible Debenture). A total of $36,750 in principal from the convertible promissory note noted above is convertible into the common stock of the Company (see Note 8, Convertible Promissory Note) The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2013 and the Company’s ability to meet such obligations:

Year	Amount
2014	$225,750
2015	--
2016	--
2017	--
2018	--
Thereafter	--
Total minimum payments due under current and long term obligations	$225,750

NOTE 7	CONVERTIBLE DEBENTURE

Effective July 31, 2012, Viridis Capital, LLC (“Viridis”), an entity owned by the individual who was our chief executive officer at that time, entered into an agreement with 11235 Factor Fund, LLC (“Factor”) pursuant to which Factor purchased 91,426,406 shares of Company common stock. Factor then assigned 100% of its interest in those shares to the Company in exchange for $275,000 in convertible debentures (the “Factor Debenture”). The Factor Debenture bears interest at the rate of 20% per annum and permitted conversion into the Company’s common stock. The Company determined that the conversion feature of the Factor Debenture met the criteria of ASC 480-10-25-14 to be recorded as a liability as it could result in the note being converted into a variable number of shares. At the commitment date, the Company determined the value of the Factor Debenture to be an aggregate of $338,008, which represented the face value of $275,000 plus the present value of the liability for the conversion features of $63,008. On December 15, 2012, the terms for the conversion price underlying the Factor Debenture were automatically modified due to the fact that the Factor Debenture was not fully paid on or before that date. The modified conversion price equals the lesser of (1) $0.01 per share, (2) the lowest price per share paid by any purchaser of Company securities, or (3) 50% of the lowest volume weighted average closing bid price (“VWAP”) for the Company common stock for the 90 trading days preceding conversion; provided, however, that Factor cannot convert the Factor Debenture into shares that would result in the holder or its affiliates owning in excess of 4.99% of the Company’s outstanding common shares. The Company determined that the modified conversion feature of the Factor Debenture met the criteria for recognition under ASC 815-15, Embedded Derivatives, whereby the fair value of the embedded derivative was bifurcated from the host contract. The fair value of the derivative liability was determined utilizing a probability-weighted Black-Scholes valuation model and the following assumptions: expected life – six months; volatility (669%); risk-free rate (0.9%); dividends (none). The Company estimated the probability of the lowest conversion price to be at 85% for the first alternative conversion price above, 10% for second alternative conversion price, and 5% for third alternative conversion price, and determined the initial fair value of the derivative liability to be $514,283, with $159,000 recognized as a debt discount. In the event of default that is not cured, the conversion price of the Factor Debenture would be automatically reduced to $0.0001 per share. The maturity date of the Factor Debenture was June 30, 2013. If the debenture was not fully paid by the maturity date, the conversion price would have been automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. The Company and the Company’s majority shareholder at the time, GreenSource Corporation, had granted Factor a first priority security interest in and to all of the Company’s and GreenSource’s assets, including 65,000,000 Company common shares beneficially owned by GreenSource, to secure the Company’s repayment and other obligations under the Factor Debenture and the documents executed in connection therewith. The Company and Factor entered into a forbearance agreement in December 2012 in respect of a stated event of default under the Factor Debenture, and pursuant to which the Company agreed to issue Factor 7,283,787 common shares at $0.0001 per share. On April 14, 2013, the Company and Factor entered into an amended forbearance agreement in respect of a stated event of default under certain debentures issued by the Company to Factor, and pursuant to which the Company and Factor agreed (a) to amend the securities purchase agreement executed by the Company in connection with the debentures issued to Factor to eliminate a requirement to issue shares to the Company's former chief executive officer; (b) to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until April 30, 2013; and (c), to give Factor the right to convert an $1,800 portion of the interest due to Factor at a fixed rate of $0.0001 in accordance with the default provisions of the debentures issued to Factor. The April 14, 2013 amended forbearance agreement also provided for the forfeiture and waiver of the Company's former chief executive officer's right to receive any and all compensation for services rendered prior to December 31, 2012. On May 14, 2013, the Company and Factor entered into a letter agreement pursuant to which Factor agreed to extend the time for the Company to comply with its December 2012 forbearance agreement with Factor until May 31, 2013. Under the terms of the Factor Debenture, since the debenture was not fully paid by the maturity date, the conversion price was automatically and permanently amended to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion. On September 9, 2013 Factor declared the Company in default under the terms of the Factor Debenture.  The Company recognized income (loss) of $(759,595) and $42,453, respectively, from the change in fair value of the underlying conversion feature for years ended December 31, 2013 and 2012. The increase in fair value in 2013 due to the permanent amendment of the conversion price was derived through an estimate of the fair value based in part on the high probability that the Factor Debenture would be converted at par value (the fixed conversion price) rather than the 50% of the VWAP for the 90 days preceding conversion, pursuant to the terms of the Factor Debenture. The value was capped at an estimated maximum valuation based on the then current market capitalization assuming an estimated fully-diluted value per common share of $0.0078 multiplied by the sum of the adjusted (fully-diluted) market capitalization and the face value of the debt. This estimated maximum value was allocated to the derivative liability underlying the Factor Debenture based on the beneficial ownership percentage of the debt holder of 80.99%. The value of the Factor Debenture at December 31, 2013 was $1,445,706, which represented the face value of $189,000 plus the fair value of the liability for the conversion features of $1,256,706. On October 29, 2013 the Company, Factor and GreenSource Corporation entered into a forbearance agreement pursuant to which Factor converted $25,000 of accrued interest into 250,000,000 shares of common stock. In connection with the October 2013 forbearance agreement, the members of the Company’s board of directors resigned and were replaced by a nominee of Factor, who also now serves as the sole officer of the Company.

NOTE 8	CONVERTIBLE PROMISSORY NOTE

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

On August 20, 2013, Asher declared the Company in default under the terms of the Note. Upon this declaration, a default penalty of $16,250 was added to the principal amount of the debenture, bringing the principal total to $48,750. On December 19, 2013, Asher processed a conversion for a reduction in principal value by $12,000 for a total of $36,750.  The costs of the new conversion feature were a total of $56,259 in 2013, with $32,500 recognized as a debt discount. The value of the conversion feature was reduced by $14,425 for the debt conversion, and by $13,170 for the changes in fair value through December 31, 2013. The value of the Note at December 31, 2013 was $65,414, which represented the face value of $36,750 plus the fair value of the liability for the conversion features of $28,664. The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2013: expected life – three to four months; volatility (87%-184%); risk-free rate (0.10%-0.12%); dividends (none).  The debt discount of $32,500 was recorded as of the agreement date and is being amortized over the life of the agreement.  The amortization expense recorded in 2013 relating to this convertible note was $32,500.

NOTE 9	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $22,500 and $100,000, respectively, in research costs due to the Licensor for the years ended December 31, 2012 and 2013. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

In October 2012, the Company acquired intangible assets from an individual, including the sandiegolovesgreen.com and americalovesgreen.com domain names, archived website content, and leads and sponsor lists. As consideration for the purchase of these assets, the Company paid $3,000 in cash and 500,000 shares of its common stock. The shares of stock were valued at $0.02 per share, which was the market price of its common stock on the commitment date. As additional contingent consideration for the assets, the Company shall pay 7% of the gross profit earned from the operation of the website under the domain name sandiegolovesgreen.com within 30 days of each calendar quarter. The Company allocated value to the domain names at $3,000 and to the software content at $10,000. During 2012, the Company determined that the website content would require substantial modification and upgrade to be operational, and therefore recognized an impairment of $10,000 in operating expenses on the Statement of Operations for the year ended 2012. The domain names were estimated to have a three year life, and are being amortized over that period. On December 31, 2013, the entire remaining balance of the intangible assets was written off as impaired.  As a part of the original transaction, the Company entered into a consulting agreement with the former owner of the websites acquired. The agreement was for $2,000 per month, had no set term and was cancellable by either party with three weeks’ notice.  The consulting agreement was cancelled by the Company in August 2013.

NOTE 10	INCOME TAXES

The benefit from (provision for) income taxes as of December 31, 2013 and December 31, 2012 consisted of the following:

	12/31/2013	12/31/2012

Deferred Tax Asset:
Total deferred tax assets	200,000	60,000
Less: valuation allowance	(200,000)	(60,000)
Net deferred tax asset	$-	$-

The Company has federal net operating loss carry-forwards of approximately $785,000. Current and future ownership changes may limit the future utilization of these net operating loss carry-forwards as defined by the Internal Revenue Code under Section 382.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

The Company is subject to income tax in the U.S. and certain state jurisdictions.  The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes.  The periods from December 31, 2010 to December 31, 2013 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

NOTE 11	COMMON STOCK WARRANTS

The following is a table of common stock warrants outstanding as of December 31, 2013 and December 31, 2012.

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	600,000	$0.10
Granted	58,160,036	0.08
Exercised	--	--
Expired	(600,000)	0.10
Outstanding at December 31, 2013	58,160,036	$0.08

Warrants exercisable at December 31, 2013 were 58,160,036, with a weighted average exercise price of $0.08 per share.  The weighted average remaining life of outstanding warrants was 2.72 years and 0.11 years, at December 31, 2013 and 2012, respectively. The weighted average grant date fair value for warrants issued in 2013 was approximately $0.01.

NOTE 12	NOTES AND LOANS RECEIVABLE

As of December 31, 2012, there was an outstanding loan payable due to GreenSource for $50,877. During the first nine months of 2013, GreenSource paid operating expenses or made advances totaling $29,227 on behalf of the Company, resulting in a balance due to GreenSource of $80,104. This amount owed to GreenSource was settled with stock subscription and exchange agreements (see Note 4, Stockholder’s Equity).

During 2013, the Company paid various operating expenses or made advances on behalf of GreenSource, accruing a receivable of $8,000. Additional subscription and exchange agreements were entered into by and between the Company, GreenSource and third parties, resulting in additional affiliate loans receivable of $176,011 (see Note 4, Stockholder’s Equity). At year-end, the Company determined the operating activity receivable as well as the loans receivable from the subscription and exchange agreements were impaired and non-collectable, resulting in the balance  being written off entirely.

Furthermore, in 2013, the Company determined the $129,000 receivable for common stock purchased by GreenSource was impaired and non-collectable, resulting in the balance to be written off in 2013 (see Note 4, Stockholder’s Equity). Additionally, $11,679 in interest income had been accrued to the $129,000 receivable from GreenSource, which was also deemed impaired and written off in 2013.

Total impairment expense from these loans and notes was $324,690 for the year ended December 31, 2013.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating disclosure duties. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our principal executive officer and our principal financial officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2013. Management determined that at December 31, 2013, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the Internal Control—Integrated Framework issued by COSO.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Jeffrey R. Hickman	40	Chairman, President, Chief Executive Officer and Chief Financial Officer

Mr. Hickman is currently employed as Managing Director of Core Strategic Services, LLC, which provides management and consulting services to early stage companies involved in raising capital, developing intellectual property, and forming marketing channels. From 2005 until 2013 Mr. Hickman was employed as Managing Director of Core Equity Group, LLC, which carried on that same type of activities.  From 2001 to 2005, Mr. Hickman was a Vice President of Technology at Cendant Corporation, where he had responsibility for Cendant’s Cheaptickets.com business.  In 1996 Mr. Hickman earned a B.S. degree from Miami University with a concentration in Marketing and International Business.

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee due to the small size of the Board.  The Board of Directors also does not have an audit committee financial expert, for the same reason.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there is only one member of management.

SHAREHOLDER COMMUNICATIONS

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013, except that the single member of management has not filed a Form 3.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s executive officers during the years indicated as relevant. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2013 exceeded $100,000.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Shares Granted	All Other Compensation

Jeffrey R Hickman	2013	$--	--	--	$ --	--
Chief Executive Officer

Tad Simmons (1)	2013	89,359	--	--	107,000	--
Chief Executive Officer	2012	39,900	--	--	--	--

Steve Balog (2)	2013	59,573	--	--	66,000	--
Chief Financial Officer	2012	26,600	--	--	--	--

Kevin Kreisler	2012	--	--	--	--	--
Chief Executive Officer

(1) The Company’s at-will employment agreement with Mr. Simmons commenced August 17, 2012 and provided for compensation at an annualized rate of $108,000.  The agreement was terminated October 31, 2013.

(2) The Company’s at-will employment agreement with Mr. Balog commenced August 17, 2012 and provided for compensation at an annualized rate of $72,000.  The agreement was terminated October 31, 2013.

EMPLOYMENT AGREEMENTS

The Company’s relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner	Common Shares	Percentage of Beneficial Ownership

Jeffrey R. Hickman	0	--

Officers and Directors as a group (2 persons)	0	--

11235 Factor Fund, LLC (1) 411 Hackensack Avenue Hackensack, NJ 07601	257,283,787	68.2%

GreenSource Corporation (2) 677 Seventh Avenue, Suite 410 San Diego, CA 92101	27,762,700	7.4%

(1)	Mary Carroll is the manager of 11235 Factor Fund, LLC with voting and dispositional authority over the shares.

(2)	Tad Simmons is the officer of GreenSource Corporation with voting and dispositional authority over the shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 12, 2013 the Company issued a total of 11,000,000 shares of common stock to the five members of its board of directors.  A total of 10,000,000 shares were valued at $0.033 per share (a total of $330,000) based on the grant date fair value of the common stock in January 2013, and 1,000,000 shares were valued at $0.041 per share (a total of $41,000) based on the grant date fair value of the common stock in August 2013.

During 2013, the Company sold 28,642,518 shares of common stock under subscription and exchange agreements with GreenSource Corporation, which was its majority shareholder when the shares were issued.

On October 29, 2013 the Company and Factor entered into a letter agreement pursuant to which Factor agreed to forbear from exercising its rights arising as a result of continuing defaults under the prior agreements.  Pursuant to the forbearance agreement, Factor converted $25,000 of accrued interest into 250,000,000 shares of common stock. In addition, the members of the Company’s board of directors resigned and were replaced by Jeff Hickman, a nominee of Factor, who also now serves as the sole officer of the Company.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent as “independent” is defined in the rules of the NASDAQ Stock Market.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $13,500 to the Company in 2013 and $13,500 in 2012 for professional services rendered for the audit of our 2013 financial statements and review of the financial statements included in fiscal 2013 10-Q filings.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees.

None.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2013:

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

GS ENVIROSERVICES, INC.

By:	/s/	JEFFREY R. HICKMAN
Jeffrey R. Hickman,
Chief Executive Officer
Date:		September 10, 2014

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/	JEFFREY R. HICKMAN
Jeffrey R. Hickman, Chairman
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer
Date:		September 10, 2014