Form 10-Q
period 2014-03-31
GS ENVIROSERVICES, INC.
filed 2014-10-03
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

COMMISSION FILE NO.: 0-33513

GS ENVIROSERVICES, INC.
 (Exact name of registrant as specified in its charter)

Delaware		20-8563731
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

898 N. Sepulveda Blvd., Suite 400, El Segundo, CA		90245
(Address of principal executive offices)		(Zip Code)
(424) 341-2522
(Registrant’s telephone number)

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

As of October 2, 2014, there were 370,722,572 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR MARCH 31, 2014

GS ENVIROSERVICES, INC.
BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	3/31/2014	12/31/2013
ASSETS

Current Assets:
Cash	$-	$-
Deferred finance costs (OID), current portion	36,900	-
Total current assets	36,900	-

Other Assets:
Deferred finance costs (OID)	49,200
Total other assets	49,200	-

TOTAL ASSETS	86,100	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Cash overdraft	488	488
Convertible debenture-affiliate	189,000	189,000
Accounts payable	92,238	82,511
Accrued expenses	441,318	367,967
Convertible note	36,750	36,750
Liabilities to be settled in stock	10,000	10,000
Liability for derivative conversion feature – convertible debenture-affiliate	1,257,454	1,256,706
Liability for derivative conversion feature – convertible note	47,875	28,664
Due to affiliates	27,222	25,792
Total current liabilities	2,102,345	1,997,878

Long Term Liabilities:
Convertible debenture – long term	172,200	-
Liability for derivative conversion feature – convertible debenture – long term	40,492	-
Total long term liabilities	212,692	-

Total Liabilities	2,315,037	1,997,878

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 370,722,572 shares issued and outstanding as of March 31, 2014 and December 31, 2013	46,166	46,166
Treasury stock, 99,394,946 shares, at cost	(578,008)	(578,008)
Common stock subscribed	18,950	18,950
Additional paid in capital	7,123,652	7,123,652
Note receivable – shareholder	-	-
Accumulated deficit	(8,839,697)	(8,608,638)
Total stockholders’ equity (deficit)	(2,228,937)	(1,997,878)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,100	$-

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	3/31/2014	3/31/2013

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
Professional fees	135,000	10,308
Officers’ salaries	-	45,000
General and administrative-other	580	2,929
Research and development	25,000	26,550
Total operating expenses	(160,580)	(84,787)

Loss from operations	(160,580)	(84,787)

Other Income (Expense):
(Loss) income from change in value of conversion feature – convertible debenture	(748)	54,508
(Loss) from change in value of conversion feature – convertible notes	(19,211)	-
Cost of conversion feature – convertible note	(40,492)	-
Amortization of debt discount	-	(62,714)
Interest income - affiliate	-	5,848
Interest expense	(10,028)	(7,754)
Total other income (expense), net	(70,479)	(10,112)

Loss before provision for income taxes	(231,059)	(94,889)

(Provision for)/benefit from income taxes	-	-
Net loss	(231,059)	(94,889)

Weighted average common shares outstanding, basic and diluted	370,722,572	72,605,054

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)
AND MARCH 31, 2013 (UNAUDITED)

		Year Ended
		3/31/2014	3/31/2013
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)		$(231,059)	$(94,889)
Adjustments to net (loss) to net cash provided by (used in) operating activities:
Interest receivable		-	(5,848)
Change in fair value - conversion features		19,959	(54,508)
Cost of conversion feature		40,492	-
Amortization of debt discount		-	62,964
Direct payment of operating expenses by affiliates		-	15,960
Changes in operating assets and liabilities:
Accounts payable & accrued expenses		83,078	69,790
Net cash flows (used in) operating activities		$(87,530)	$(6,541)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible debenture		86,100	-
Advances from affiliates		1,430	7,500
Net cash provided by financing activities		87,530	7,500

Net increase (decrease) in cash		-	959
Cash at beginning of period		-	2,048
Cash at end of period		$-	$3,007

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES	:
Original Issue Discount – convertible debt		$86,100	$-

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

The balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of March 31, 2014 and December 31, 2013 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the quarter ended March 31, 2014:

Embedded conversion liabilities as of March 31, 2014:
Level 1	$-
Level 2	-
Level 3	1,345,821
Total	$1,345,821

The following table reconciles, for the quarter ended March 31, 2014 and the year ended December 31, 2013 the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at December 31, 2012	$497,111
Present value of beneficial conversion feature of new debentures	56,259
Adjustments to fair value of conversion feature	746,425
Reduction in fair value due to principal conversions	(14,425)
Balance of embedded conversion liability at December 31, 2013	1,285,370
Present value of beneficial conversion feature of new debentures	40,492
Adjustments to fair value of conversion feature	19,959
Reduction in fair value due to principal conversions	-
Balance at March 31, 2014	$1,345,821

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at March 31, 2014 are 28,142,518 shares from the conversions of outstanding common stock warrants, 1,590,000,000 shares (based on conversion price at March 31, 2014) from conversion of the convertible debenture issued by 11235 Factor Fund LLC (see Note 5, Convertible Debenture, below), 3,295,455 shares (based on conversion price at March 31, 2014) from conversions of the convertible promissory note issued on April 29, 2013 (see Note 6, Convertible Promissory Note, below) and 5,446,135 shares (based on conversion price at March 31, 2014) from conversion of the convertible debenture issued by Flux Carbon Starter Fund, LLC (see Note 5, Convertible Debenture, below).

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the quarters ended March 31, 2014 and 2013, the Company recorded amortization of the note discounts in the amount of $0 and $62,714, respectively.

NOTE 4	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013

Current portion of convertible debenture:
Current portion of convertible debenture to 11235 Factor Fund	$189,000	$189,000
Total current portion of convertible debenture	189,000	189,000

Current portion of convertible promissory note:
Convertible promissory note to Asher Enterprises	36,750	36,750
Total current portion of convertible promissory note	$36,750	$36,750

Long term portion of convertible debenture:
Convertible debenture to Flux Carbon Starter Fund	172,200	-
Total long term portion of convertible debenture	$172,200	$-

NOTE 5	CONVERTIBLE DEBENTURE

The Company has a secured convertible debenture with 11235 Factor Fund LLC (“Factor”) with a face value of $189,000.  The Factor Debenture is convertible into common stock of the Company at a rate equal to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion.

The value of the Factor Debenture at March 31, 2014 was $1,446,454, which represented the face value of $189,000 plus the fair value of the liability for the conversion features of $1,257,454.  The Company recognized a loss of $748 for the quarter ended March 31, 2014 from the change in fair value of the underlying conversion feature for the period.

On January 15, 2014, the Company entered into a securities purchase agreement (the “SPA”) with Flux Carbon Starter Fund, LLC (“Flux”).  Flux is owned by a business associate of Kevin Kreisler, who is a control person with respect to the majority shareholder of the Company. The SPA provides that Flux shall purchase certain debentures (the “Debenture(s)”) from the Company on a quarterly basis in exchange for cash paid to the Company, or on behalf of the Company, to Core Strategic Services, LLC (“CSS”), in connection with the Company’s payment obligations under that certain Master Professional Services Agreement dated January 1, 2014 by and among the Company and CSS.  The balance of the Debentures shall be calculated in each case equal to two (2) times the cash paid by Flux, with the remainder treated as original issue discount. Jeffrey Hickman, who is the CEO and sole director of the Company, is an employee of CSS.

On March 31, 2014, the Company issued a Debenture to Flux in the amount of $172,200 (the “March 2014 Debenture”) with a maturity date of December 31, 2015.  The March 2014 Debenture accrues interest at a rate of 20% per annum through the maturity date.  The holder of the March 2014 Debenture shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock of the Company at a conversion price defined as the lowest volume weighted average closing market price for the Common Stock for the 90 trading days preceding conversion as posted on the OTCQB or on such US National Exchange upon which the Company may be listed.  In connection with the March 2014 Debenture, the Company recognized an original issuance discount of $86,100, which will be amortized over the life of the March 2014 Debenture.

The value of the Flux Debenture at March 31, 2014 was $212,692, which represented the face value of $172,200 plus the fair value of the liability for the conversion features of $40,492.  The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2014: expected life - three to fourth months; volatility (231.93%); risk-free rate (0.07%); dividends (none). The Company recognized expense of $40,492 for the quarter ended March 31, 2014 for the initial cost of the underlying conversion feature for the period.

NOTE 6	CONVERTIBLE PROMISSORY NOTE

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

The value of the Note at March 31, 2014 was $84,625, which represented the face value of $36,750 plus the fair value of the liability for the conversion features of $47,875. The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2014: expected life – three to four months; volatility (265.48%); risk-free rate (0.07%); dividends (none).  The Company recognized a loss of $19,211 for the quarter ended March 31, 2014 from the change in fair value of the underlying conversion feature for the period.

NOTE 7	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $25,000 in research costs due to the Licensor for the quarters ended March 31, 2014 and 2013. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

On January 1, 2014, the Company entered into a Master Professional Services Agreement (the “CSS Agreement”) with Core Strategic Services, LLC (“CSS”).  Pursuant to the CSS Agreement, CSS shall provide the Company with administrative services, business planning and consulting, and corporate services.  The CSS Agreement requires the Company to pay to CSS a fee of $45,000 per month in advance of each month.  The CSS Agreement has a term of one (1) year and is automatically renewed unless cancelled prior. Jeffrey Hickman, who is the CEO and sole director of the Company, is an employee of CSS.

NOTE 8	SUBSEQUENT EVENTS

On April 1, 2014, 11235 Factor Fund LLC assigned a portion of its Convertible Debenture to Forge Capital LLC, an entity owned by a relative of Kevin Kreisler, who is a control person with respect to 11235 Factor Fund LLC, the majority shareholder of the Company.  The total balance of the Convertible Debenture at March 31, 2014 was $222,554, including principal and interest, and the Convertible Debenture was in default.  11235 Factor Fund assigned $172,554 to Forge Capital LLC on April 1, 2014.  The Company issued an amended and restated debenture to Forge Capital on April 1, 2014 with a principal balance of $172,554 and issued an amended and restated debenture to 11235 Factor Fund LLC with a principal balance of $50,000.  Both amended and restated debentures have the same terms as the prior 11235 Factor Fund LLC convertible debenture, except that the maturity date on both has been extended to December 31, 2015.

On June 30, 2014, the Company issued a Debenture to Flux Carbon Starter Fund LLC (“Flux”) in the amount of $325,169 (the “June 2014 Debenture”) with a maturity date of December 31, 2015.  The March 2014 Debenture accrues interest at a rate of 20% per annum through the maturity date.  The holder of the June 2014 Debenture shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock of the Company at a conversion price defined as the lowest volume weighted average closing market price for the Common Stock for the 90 trading days preceding conversion as posted on the OTCQB or on such US National Exchange upon which the Company may be listed.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS EnviroServices, Inc. files from time to time with the Securities and Exchange Commission (the "SEC").

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

We intend to commence fabrication of a commercial prototype based on our technologies after demonstrating a bench-scale light-to-electricity conversion efficiency of 5%. We believe that a device operating at this efficiency will be commercially viable. In addition to our research and development activities, we are focused on protecting and expanding our intellectual properties. We intend to do so through patent filings and the licensing or acquisition of strategically-compatible technologies that we believe complement our existing and anticipated development efforts

During 2014, the Company plans to seek capital, management and other resources for further development of its technologies, with a primary goal of completing pilot-scale trials involving the Company’s technologies, either alone or with a suitable early-adopter technology partner. The Company also plans to continue to seek possible acquisition targets that bring strategic assets, cash flows or management to the Company in ways that defray the Company’s financial and technology risk.

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

In our preparation of the accompanying consolidated financial statements for the quarter ended March 31 2014, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were: our determination  to record a 100% allowance for our deferred tax assets (the determination to record the allowance with respect to our deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years); and, our determination of the fair value of the derivatives embedded in our outstanding convertible debenture and convertible note (the determination was primarily based on our estimate of the volatility of our common stock, which is highly variable, and the per share value of our common stock on a fully-diluted basis).

RESULTS OF OPERATIONS

General and administrative expenses for continuing operations for the three months ended March 31, 2014 were $135,580 as compared to $58,237 for the same period in the prior year. The increase in general and administrative expense was due in large part to the addition in consulting and other corporate expenses as the Company entered an agreement with CSS (See Note 5, Convertible Debenture, above). In addition, research and development expenses related to the Company’s ongoing technology development efforts totaled approximately $25,000 for both of the three months ended March 31, 2014 and 2013, primarily related to development activities under the license agreement with FLUX Photon Corporation.

Total other expense for the three months ended March 31, 2014 and 2013 was $70,479 and $10,112, respectively.  Included in the three months ended March 31, 2014 was $10,028 of interest expense from the convertible debentures and $60,451 in non-cash expenses associated with conversion features embedded in the convertible debentures issued by the Company. During the three months ended March 31, 2013, interest expense from the convertible debentures was $7,754 and the non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company were $8,206. The Company’s net loss for the three months ended March 31, 2014 and 2013 was $231,059 and $94,899, respectively.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value based on estimated fair value over the term of the note. The additional costs for the conversion features of $60,451 for the three months ended March 31, 2014 have been recognized within other income (expense) in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2014, the Company produced about $87,530 in net cash from financing activities and used net cash of about $87,530 in its operating activities. The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as convertible debt and equity financing. The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital. The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to raise capital will depend on our success in obtaining financing and our success in developing revenue sources.

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

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2014:

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

GS ENVIROSERVICES, INC.

By:	/s/	JEFFREY R. HICKMAN
Jeffrey R. Hickman
Chief Executive Officer, Chief Financial and Accounting Officer
Date:		October 2, 2014