Form 10-Q
period 2014-06-30
GS ENVIROSERVICES, INC.
filed 2014-10-10
CIK 1163966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

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

As of October 10, 2014, there were 370,722,572 shares of common stock outstanding.

GS ENVIROSERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED) FOR JUNE 30, 2014

GS ENVIROSERVICES, INC.
BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	6/30/2014	12/31/2013
ASSETS

Current Assets:
Cash	$-	$-
Deferred finance costs (OID), current portion	157,197	-
Total current assets	157,197	-

Other Assets:
Deferred finance costs (OID)	79,245
Total other assets	79,245	-

TOTAL ASSETS	236,442	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Cash overdraft	488	488
Convertible debenture-affiliate	0	189,000
Accounts payable	87,987	82,511
Accrued expenses	425,586	367,967
Convertible note	36,750	36,750
Liabilities to be settled in stock	10,000	10,000
Liability for derivative conversion feature – convertible debenture-affiliate	0	1,256,706
Liability for derivative conversion feature – convertible note	50,832	28,664
Due to affiliates	35,722	25,792
Total current liabilities	647,365	1,997,878

Long Term Liabilities:
Convertible debentures – long term, net of debt discount of $189,648 and $0	307,721	-
Convertible debentures-affiliates – long term	222,554
Liability for derivative conversion feature – convertible debentures – long term	1,894,709	-
Total long term liabilities	2,424,984	-

Total Liabilities	3,072,349	1,997,878

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 370,722,572 shares issued and outstanding as of June 30, 2014 and December 31, 2013	46,166	46,166
Treasury stock, 99,394,946 shares, at cost	(578,008)	(578,008)
Common stock subscribed	18,950	18,950
Additional paid in capital	7,123,652	7,123,652
Note receivable – shareholder	-	-
Accumulated deficit	(9,446,667)	(8,608,638)
Total stockholders’ equity (deficit)	(2,835,907)	(1,997,878)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$236,442	$-

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	6/30/2014	6/30/2013

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
Professional fees	139,250	48,283
Officers’ salaries	-	26,829
General and administrative-other	-	38,976
Research and development	25,000	27,345
Total operating expenses	(164,250)	(141,433)

Loss from operations	(164,250)	(141,433)

Other Income (Expense):
Gain on extinguishment of debt	-	18,000
(Loss) income from change in value of conversion feature – convertible debentures	(113,776)	47,633
(Loss) from change in value of conversion feature – convertible note	(2,957)	16,530
Cost of conversion feature – convertible note	(287,581)	(16,625)
Amortization of debt discount	(5,757)	(81,044)
Interest income - affiliate	-	1,935
Interest expense	(32,649)	(8,389)
Total other income (expense), net	(442,720)	(21,960)

Loss before provision for income taxes	(606,970)	(163,393)

(Provision for)/benefit from income taxes	-	-
Net loss	(606,970)	(163,393)

Weighted average common shares outstanding, basic and diluted	370,722,572	73,017,142

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	6/30/2014	6/30/2013

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
Professional fees	274,250	63,338
Officers’ salaries	-	71,829
General and administrative-other	580	37,158
Research and development	50,000	53,895
Total operating expenses	(324,830)	(226,220)

Loss from operations	(324,830)	(226,220)

Other Income (Expense):
Gain on extinguishment of debt	-	18,000
(Loss) income from change in value of conversion feature – convertible debentures	(114,524)	102,141
(Loss) from change in value of conversion feature – convertible note	(22,168)	16,530
Cost of conversion feature – convertible note	(328,073)	(16,625)
Amortization of debt discount	(5,757)	(143,758)
Interest income - affiliate	-	7,783
Interest expense	(42,677)	(16,143)
Total other income (expense), net	(513,199)	(32,072)

Loss before provision for income taxes	(838,029)	(258,292)

(Provision for)/benefit from income taxes	-	-
Net loss	(838,029)	(258,292)

Weighted average common shares outstanding, basic and diluted	370,722,572	72,812,236

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)
AND JUNE 30, 2013 (UNAUDITED)

		Six Months Ended
		6/30/2014	6/30/2013
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)		$(838,029)	$(258,292)
Adjustments to net (loss) to net cash provided by (used in) operating activities:
Change in fair value - conversion features		136,692	(118,671)
Cost of conversion feature		328,073	16,625
Amortization expense		17,999	144,257
Direct payment of operating expenses by affiliates		-	19,391
Changes in operating assets and liabilities:
Interest receivable		-	(7,783)
Accounts payable & accrued expenses		96,650	149,144
Net cash flows used in operating activities		$(258,615)	$(55,329)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible debentures		248,685	32,500
Proceeds from common stock subscriptions / subscribed		-	19,990
Advances from affiliates		9,930	7,500
Net cash provided by financing activities		258,615	59,990

Net increase (decrease) in cash		-	4,661
Cash at beginning of period		-	2,048
Cash at end of period		$-	$6,709

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES	:
Original Issue Discount – convertible debt		$248,685	$-
Roll up of accrued interest to debenture principal		$33,554	$-
Debt discounts recognized for embedded derivative underlying debentures		$195,405	$-

The notes to the Condensed Financial Statements are an integral part of these statements.

GS ENVIROSERVICES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of June 30, 2014 and December 31, 2013 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial asset or liability measured and recorded at fair value on the Company’s Balance Sheet on a recurring basis and its level within the fair value hierarchy during the quarter ended June 30, 2014:

Embedded conversion liabilities as of June 30, 2014:
Level 1	$-
Level 2	-
Level 3	1,945,541
Total	$1,945,541

The following table reconciles, for the quarter ended June 30, 2014 and the year ended December 31, 2013 the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at December 31, 2012	$497,111
Present value of beneficial conversion feature of new debentures	56,259
Adjustments to fair value of conversion feature	746,425
Reduction in fair value due to principal conversions	(14,425)
Balance of embedded conversion liability at December 31, 2013	1,285,370
Present value of beneficial conversion feature of new debentures	523,479
Adjustments to fair value of conversion feature	136,692
Reduction in fair value due to principal conversions	-
Balance at June 30, 2014	$1,945,541

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

The Company’s valuation measurements as noted above are Level 3 measurements. The unobservable inputs used by the Company included inputs to a Black-Scholes pricing model (estimated volatility, expected lives of conversion features), and an estimated valuation of the fully-diluted common stock per share (see Note 5, Convertible Debentures). These estimates of the common stock value are based on numerous factors, including the average closing price and the standard deviation of the closing price. Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimated valuation of a fully-diluted common share (see Note 5, Convertible Debentures). A significant increase (decrease) in the Company’s estimated valuation of the common stock would result in a higher (lower) fair value measurement.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Potentially future dilutive shares at June 30, 2014 are 28,142,518 shares from the conversions of outstanding common stock warrants, 2,356,355,365 shares (based on conversion price at June 30, 2014) from conversion of the convertible debentures (see Note 5, Convertible Debentures, below), and 2,900,000 shares (based on conversion price at June 30, 2014) from conversions of the convertible promissory note issued on April 29, 2013 (see Note 6, Convertible Promissory Note, below).

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the six months ended June 30, 2014 and 2013, the Company recorded amortization of the note discounts in the amount of $5,757 and $143,758, respectively.

NOTE 4	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013

Current portion of convertible debenture:
Current portion of convertible debenture to 11235 Factor Fund	$-	$189,000
Total current portion of convertible debenture	-	189,000

Current portion of convertible promissory note:
Convertible promissory note to Asher Enterprises	36,750	36,750
Total current portion of convertible promissory note	$36,750	$36,750

Long term portion of convertible debenture:
Convertible debentures to Flux Carbon Starter Fund	497,369	-
Less: debt discount	(189,648)
Total long term portion of convertible debenture	$307,721	$-

Long term portion of convertible debenture:
Convertible debentures to Forge Capital/11235 Factor Fund	222,554	-
Total long term portion of convertible debenture	$222,554	$-

NOTE 5	CONVERTIBLE DEBENTURES

The Company had a secured convertible debenture with 11235 Factor Fund LLC (“Factor”) with a face value of $189,000.  The Factor Debenture is convertible into common stock of the Company at a rate equal to the lesser of $0.0001 per share or 50% of the VWAP for the 90 days preceding conversion.

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

The value of the above debentures at June 30, 2014 was $1,876,221, which represented the face value of $222,554 plus the fair value of the liability for the conversion features of $1,653,667.  The Company recognized additional costs of conversion features of $287,581 and $328,073 during the three and six months ended June 30, 2014, respectively. The Company recognized a loss of $113,776 and $114,524 for the three and six months ended June 30, 2014, respectively, from the change in fair value of the underlying conversion features for the period.

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

The value of the March 2014 Debenture at March 31, 2014 was $212,692, which represented the face value of $172,200 plus the fair value of the liability for the conversion features of $40,492.  The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2014: expected life - three to fourth months; volatility (231.93%); risk-free rate (0.07%); dividends (none).

On June 30, 2014, the Company issued a Debenture to Flux in the amount of $325,169 (the “June 2014 Debenture”) with a maturity date of December 31, 2015.  The June 2014 Debenture accrues interest at a rate of 20% per annum through the maturity date.  The holder of the June 2014 Debenture shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock of the Company at a conversion price defined as the lowest volume weighted average closing market price for the Common Stock for the 90 trading days preceding conversion as posted on the OTCQB or on such US National Exchange upon which the Company may be listed.  In connection with the June 2014 Debenture, the Company recognized an original issuance discount of $162,585, which will be amortized over the life of the June 2014 Debenture.

The value of the June 2014 Debenture at June 30, 2014 was $325,169, which represented the face value of $170,256 plus the fair value of the liability for the conversion features of $154,913.  The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2014: expected life - three to fourth months; volatility (231.93%); risk-free rate (0.07%); dividends (none).

For the March 2014 Debenture and the June 2014 Debenture, the Company recognized expense of $2,276 and debt discounts of $195,405 for the six months ended June 30, 2014 for the initial costs of the underlying conversion features for the period.

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

The value of the Note at June 30, 2014 was $50,832, which represented the face value of $36,750 plus the fair value of the liability for the conversion features of $14,082. The fair value of the derivative liability was determined utilizing a Black-Scholes valuation model and the following range of assumptions during 2014: expected life – three to four months; volatility (265.48%); risk-free rate (0.07%); dividends (none).  The Company recognized a loss of $19,211 and $22,168 for the three and six months ended June 30, 2014, respectively, from the change in fair value of the underlying conversion feature for the period.

NOTE 7	COMMITMENTS AND CONTINGENCIES

Effective September 30, 2012, the Company entered into a license agreement with FLUX Photon Corporation (“Licensor”), pursuant to which Licensor granted the Company a non-exclusive license to use and practice the Licensor’s technologies in residential and commercial roof-top applications in North America. The license agreement requires the Company to build a commercial prototype based on the licensed technologies on or before June 30, 2014, and to commence commercial sales with the licensed technologies on or before December 31, 2015. The license agreement further provides for a royalty fee of 10% of the Company’s gross sales involving the licensed technologies, and requires the Company to pay Licensor a minimum of $25,000 in cash per calendar quarter commencing January 1, 2013 for research and development services conducted by Licensor’s staff (which amount is payable to Licensor, at its sole option, in the form of Company common stock or other securities). The Company accrued $25,000 and $50,000 in research costs due to the Licensor for the three and six month periods ended June 30, 2014 and 2013, respectively. The Company and Licensor have entered into discussions regarding execution of an amended license agreement to provide for exclusivity and an expansion of the licensed rights.

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

On September 30, 2014, the Company issued a Debenture to Flux Carbon Starter Fund LLC (“Flux”) in the amount of $232,200 (the “September 2014 Debenture”) with a maturity date of December 31, 2015.  The September 2014 Debenture accrues interest at a rate of 20% per annum through the maturity date.  The holder of the September 2014 Debenture shall have the right to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock of the Company at a conversion price defined as the lowest volume weighted average closing market price for the Common Stock for the 90 trading days preceding conversion as posted on the OTCQB or on such US National Exchange upon which the Company may be listed.

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

In our preparation of the accompanying consolidated financial statements for the quarter ended June 30, 2014, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were: our determination  to record a 100% allowance for our deferred tax assets (the determination to record the allowance with respect to our deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years); and, our determination of the fair value of the derivatives embedded in our outstanding convertible debenture and convertible note (the determination was primarily based on our estimate of the volatility of our common stock, which is highly variable, and the per share value of our common stock on a fully-diluted basis).

RESULTS OF OPERATIONS

General and administrative expenses for continuing operations for the three and six months ended June 30, 2014 were $139,250 and $274,830 as compared to $114,088 and $172,325 for the same periods in the prior year. The increase in general and administrative expense was due in large part to the addition in consulting and other corporate expenses as the Company entered an agreement with CSS (See Note 5, Convertible Debenture, above). In addition, research and development expenses related to the Company’s ongoing technology development efforts totaled approximately $25,000 and $50,000, respectively, for both of the three and six months ended June 30, 2014 and 2013, primarily related to development activities under the license agreement with FLUX Photon Corporation.

Total other expense for the three and six months ended June 30, 2014 and 2013 was $442,720 and $513,199, respectively.  Included in the three months ended June 30, 2014 was $32,649 of interest expense from the convertible debentures and $410,071 in non-cash expenses associated with conversion features embedded in the convertible debentures issued by the Company. During the three months ended June 30, 2013, interest expense from the convertible debentures was $8,389 and the non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company were $15,506. Included in the six months ended June 30, 2014 was $42,677 of interest expense from the convertible debentures and $470,522 in non-cash expenses associated with conversion features embedded in the convertible debentures issued by the Company. During the six months ended June 30, 2013, interest expense from the convertible debentures was $16,143 and the non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company were $41,712.

The Company’s net loss for the three months ended June 30, 2014 and 2013 was $606,970 and $163,393, respectively. The increase is due to the factors noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2014, financing activities provided the Company $258,615 in net cash, and the Company used net cash of $258,615 in its operating activities. The Company’s operating activities have been primarily subsidized by equity-based compensation commitments as well as convertible debt and equity financing. The Company currently has no commitment for financing and will not be able to implement its business plan unless it obtains capital.

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

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2014:

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

GS ENVIROSERVICES, INC.

By:	/s/	JEFFREY R. HICKMAN
Jeffrey R. Hickman
Chief Executive Officer, Chief Financial and Accounting Officer
Date:		October 10, 2014